Form 10-Q
period 1998-07-31
MORRIS MATERIAL HANDLING INC; MMH HOLDINGS INC
filed 1998-09-15
CIK 1060951, 1060948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1998

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission          Registrant; State of Incorporation;        IRS Employer
File Number           Address; and Telephone Number          Identification No.

333-52529                 MMH HOLDINGS, INC.                    39-1924039
                        (a Delaware Corporation)
                    4915 South Howell Avenue, 2nd Floor
                      Milwaukee, Wisconsin  53207
                            (414) 486-6100

333-52527              MORRIS MATERIAL HANDLING, INC.           39-1716155
                       (a Delaware Corporation)
                  4915 South Howell Avenue, 2nd Floor
                      Milwaukee, Wisconsin  53207
                            (414) 486-6100


                       ------------------------------


Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[ X ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (July 31, 1998):

MMH Holdings, Inc.                     Nonvoting common stock, $.01 Par
                                       Value, 720 shares outstanding.
                                       Voting common stock, $.01 Par
                                       Value, 10,169 shares outstanding.

Morris Material Handling, Inc.         Common stock, $.01 Par Value,
                                       100 shares outstanding.  MMH
                                       Holdings, Inc. holds all of the
                                       outstanding common stock of Morris
                                       Material Handling, Inc.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                      INDEX

Item                                                         Page No.
INTRODUCTION                                                   1

FINANCIAL INFORMATION:

MMH Holdings, Inc.
   Condensed Balance Sheets                                    2
   Condensed Statements of Income                              3
   Condensed Statements of Cash Flows                          4
   Statement of Preferred Stock and Shareholders' Equity       5

Morris Material Handling, Inc.
   Condensed Balance Sheets                                    6
   Condensed Statements of Income                              7
   Condensed Statements of Cash Flows                          8
   Statement of Shareholder's Equity                           9

Notes to Financial Statements of
   MMH Holdings, Inc. and
   Morris Material Handling, Inc.                            10-20

Management's Discussion and Analysis of
Financial Condition and Results of Operations of
   MMH Holdings, Inc. and
   Morris Material Handling, Inc.                            21-28


INTRODUCTION

MMH Holdings, Inc. ("Holdings") is a holding company whose sole direct subsidiary is Morris Material Handling, Inc. ("MMH"), a manufacturer, distributor and service provider of direct material handling equipment with its principal operations in the United States, United Kingdom, South Africa, Singapore, Canada and Mexico. The unaudited interim financial statements presented in this combined report (collectively, the "Financial Statements") include the condensed financial statements of Holdings as well as separate financial statements for MMH. Unless the context requires otherwise, references to the "Company" in this combined 10-Q are to MMH, its subsidiaries and their predecessors. Prior to the Recapitalization discussed in notes 1 and 2 to the Financial Statements, the Company operated as one of several operating units of Harnischfeger Industries, Inc. ("HII"). For the purposes hereof, it is assumed that Holdings has historically owned the capital stock of MMH, that all the assets of the material handling equipment business of HII and its affiliates (the "MHE Business") were wholly-owned by subsidiaries of MMH and that, immediately prior to the consummation of the Recapitalization, the historical combined financial statements of Holdings were identical to those of the MHE Business.

The Financial Statements have been prepared by Holdings and the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Financial Statements should be read in conjunction with the audited combined financial statements and notes thereto of the MHE Business for each of the three years in the period ended October 31, 1997 included in the Registration Statements on Form S-4 of each of Holdings and MMH dated August 12, 1998.

                               MMH HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                  July 31,     October 31,
                                                                                   1998            1997
                                                                                -----------    -----------
                                                                                (Unaudited)
ASSETS

Current Assets
     Cash                                                                          $  3,582     $  1,532
     Accounts receivable--net                                                        77,391       82,209
     Inventories                                                                     38,435       33,497
     Other current assets                                                             4,666        4,765
                                                                                -----------    -----------
          Total current assets                                                      124,074      122,003

Property, Plant and Equipment
     Cost                                                                            64,477       60,763
     Less accumulated depreciation                                                  (25,236)     (21,396)
                                                                                -----------    -----------
                                                                                     39,241       39,367
                                                                                -----------    -----------

Other Assets
     Goodwill                                                                        31,547       32,229
     Debt financing costs                                                            18,234           --
     Deferred income taxes                                                           74,091           --
     Other                                                                            9,958        6,001
                                                                                -----------    -----------
                                                                                    133,830       38,230
                                                                                -----------    -----------
          Total assets                                                            $ 297,145    $ 199,600
                                                                                -----------    -----------
                                                                                -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY/ PARENT INVESTMENT

Current Liabilities
     Short-term notes payable and current portion of long-term obligations        $   8,800    $     752
     Bank overdrafts                                                                  1,133        4,293
     Trade accounts payable                                                          21,704       32,656
     Advance payments and progress billings                                           8,303        7,685
     Accrued warranties                                                               2,584        3,998
     Accrued interest                                                                 6,884           --
     Other current liabilities                                                       21,166       21,376
                                                                                -----------    -----------
          Total current liabilities                                                  70,574       70,760

Senior Notes                                                                        200,000           --
Term Loans                                                                           52,938           --
Other Long-Term Debt                                                                  1,652        1,043
Deferred Income Taxes                                                                 3,724        3,088
                                                                                -----------    -----------
          Total liabilities                                                         328,888       74,891
Minority Interest                                                                       357          391
Mandatorily Redeemable Preferred Stock                                               92,368           --
Shareholders' Equity/Parent Investment                                             (124,468)     124,318
                                                                                -----------    -----------
          Total liabilities and shareholders' equity/parent investment            $ 297,145    $ 199,600
                                                                                -----------    -----------
                                                                                -----------    -----------


The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                      For the Three Months     For the Nine Months
                                                        Ended July 31,            Ended July 31,
                                                      --------------------     -------------------
                                                       1998        1997         1998         1997
                                                   ---------    ----------   ---------    ----------
Revenues

          Net sales                                $  74,426    $  81,817    $ 231,675    $ 258,871
          Other income - net                             391          836        1,117        2,337
                                                   ---------    ----------   ---------    ----------
                                                      74,817       82,653      232,792      261,208

Cost of Sales                                         52,152       60,002      167,324      193,634

Selling, General and Administrative Expenses          14,582       13,967       44,096       41,239
HII Management Fee                                        --          663        1,155        2,097
Non-Recurring Employee Benefit Costs                      --           --        1,906           --
                                                   ---------    ----------   ---------    ----------
            Operating income                           8,083        8,021       18,311       24,238

Interest Expense - Net
          HII affiliates                                  --         (189)      (1,448)        (258)
          Third party                                 (7,013)        (122)      (9,716)        (281)
                                                   ---------    ----------   ---------    ----------
Income before Income Taxes and Minority Interest       1,070        7,710        7,147       23,699
Provision for Income Taxes                              (450)      (3,079)      (2,896)      (9,463)
Minority Interest                                         (4)          (5)          34           (8)
                                                   ---------    ----------   ---------    ----------
            Net income                             $     616    $   4,626    $   4,285    $  14,228
                                                   ---------    ----------   ---------    ----------
                                                   ---------    ----------   ---------    ----------


The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                                                                     For the Nine Months
                                                                                       Ended July 31,
                                                                                     --------------------
                                                                                      1998         1997
                                                                                  ----------   ----------
Operating Activities
     Net Income                                                                   $   4,285    $  14,228
     Add  (deduct) - items not affecting cash provided by operating activities:
               Depreciation and amortization                                          5,196        4,584
               Amortization of debt financing costs                                     655           --
               Minority interest                                                        (34)           8
               Deferred income taxes - net                                              411         (251)
               Divestiture bonus                                                      1,216           --
               Gain on fire insurance claim                                              --       (2,011)
               Other                                                                     --         (600)
     Changes in working capital, excluding the effects of acquisition opening balance sheets:
               Accounts receivable                                                    4,246       10,088
               Inventories                                                           (5,563)      (1,802)
               Other current assets                                                  (2,466)       1,152
               Trade accounts payable and bank overdrafts                           (14,104)      (8,300)
               Advance payments and progress billings                                   941      (10,420)
               Accrued warranties                                                    (1,428)         139
               Accrued interest                                                       6,884           --
               Other current liabilities                                               (375)      (3,950)
               Activity with parent and other affiliates                              1,748        9,499
                                                                                  ----------   ----------
Net cash provided by operating activites                                              1,612       12,364
                                                                                  ----------   ----------
Investment and Other Transactions
     Fixed asset additions - net                                                     (3,556)      (4,294)
     Acquisition of businesses - net of cash acquired                                (3,203)     (11,787)
     Fire insurance claim activity - net                                                 --        2,011
     Issuance of loans to senior management                                            (900)          --
     Other - net                                                                       (941)         289
                                                                                  ----------   ----------
Net cash used for investment and other transactions                                  (8,600)     (13,781)
                                                                                  ----------   ----------
Financing Activities
     Changes in short-term notes payable                                              6,324         (681)
     Proceeds from Senior Note Offering                                             200,000           --
     Proceeds from New Credit Facility                                               55,000           --
     Redemption of common stock and preferred stock                                (287,000)          --
     Net proceeds from issuance of Series A preferred stock
          and related common shares                                                  57,094           --
     Stock redemption transaction costs                                              (3,181)          --
     Debt financing costs                                                           (18,889)          --
     Repayments of debt                                                                (338)         (87)
                                                                                  ----------   ----------
Net cash provided by (used for) financing activities                                  9,010         (768)
                                                                                  ----------   ----------
Effect of Exchange Rate Changes on
     Cash and Cash Equivalents                                                           28           (8)
                                                                                  ----------   ----------
Increase (Decrease) in Cash and Cash Equivalents                                      2,050       (2,193)

Cash and Cash Equivalents
     Beginning of Period                                                              1,532        3,821
                                                                                  ----------   ----------
     End of Period                                                                $   3,582    $   1,628
                                                                                  ----------   ----------
                                                                                  ----------   ----------


The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
             STATEMENT OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JULY 31, 1998
                             (Dollars In Thousands)



                                                                         Preferred Stock
                                     ---------------------------------------------------------------------------------------
                                             Series A                  Series B                  Series C
                                     -----------------------    ---------------------    -----------------------
                                       Shares       Carrying      Shares     Carrying      Shares       Carrying
                                     Outstanding     Value      Outstanding    Value     Outstanding      Value       Total
                                     ------------   --------    -----------  --------    -----------    ---------    -------
Balance at October 31, 1997              --         $   --            --    $   --           --         $   --      $   --

Net Income                               --             --            --        --           --             --          --

Change in foreign currency
translation                              --             --            --        --           --             --          --

Exchange of 450 common shares
outstanding for 100,000 shares
of new common stock
and 30,000 shares of Series C
preferred stock                          --             --            --        --         30,000         30,000       30,000

Issue Series A preferred and
common shares for $60 million
(net of $2.906 million fees)           57,710        54,804           --        --           --              --        54,804

Redemption of shares from
Harnco and related costs                 --             --            --        --         (1,145)        (1,145)      (1,145)

Exchange of 1,512 common
shares for Series B preferred
shares                                   --             --          4,809      4,809         --             --          4,809

Preferred stock dividends                --           2,309           --         196         --            1,202        3,707

Amortization of preferred stock
discount                                 --             193           --        --           --             --            193

Capital contribution from HII            --             --            --        --           --             --           --

Issuance of loans to senior
management                               --             --            --        --           --             --           --

Deferred taxes arising from
change in U.S. federal income
tax basis                                --             --            --        --           --             --           --

Activity with HII and other
affiliates, October 31, 1997-
March 30, 1998                           --             --            --        --           --             --           --
                                     ------------   --------    -----------  --------    -----------    ---------    -------
Balance at July 31, 1998              57,710      $  57,306        4,809    $  5,005       28,855       $ 30,057    $  92,368
                                     ------------   --------    -----------  --------    -----------    ---------    -------
                                     ------------   --------    -----------  --------    -----------    ---------    -------



                                                                Parent
                                        Common Stock          Investment/
                                   ----------------------     Additional      Cumulative                        Total
                                     Shares          Par       Paid-in       Translation       Retained      Shareholders'
                                   Outstanding      Value      Capital        Adjustment       Earnings         Equity
                                                                                                  (A)
                                   -----------     -------   ------------   ------------      ---------      -------------
Balance at October 31, 1997            450          $  --    $ 124,618      $    (300)        $    --        $  124,318

Net Income                              --             --           --             --             4,285           4,285

Change in foreign currency
translation                             --             --           --          (2,285)             --           (2,285)

Exchange of 450 common shares
outstanding for 100,000 shares
of new common stock
and 30,000 shares of Series C
preferred stock                     99,550             1       (30,001)            --               --          (30,000)

Issue Series A preferred and
common shares for $60 million
(net of $2.906 million fees)           720             --        2,290             --               --            2,290


Redemption of shares from
Harnco and related costs           (88,319)           (1)     (289,035)            --               --         (289,036)

Exchange of 1,512 common
shares for Series B preferred
shares                              (1,512)            --       (4,809)            --               --           (4,809)


Preferred stock dividends               --             --          --              --            (3,707)         (3,707)

Amortization of preferred stock
discount                                --             --          --              --              (193)           (193)


Capital contribution from HII           --             --        1,216             --               --            1,216

Issuance of loans to senior
management                              --             --         (900)            --               --             (900)

Deferred taxes arising from
change in U.S. federal income
tax basis                               --             --       71,129             --               --           71,129

Activity with HII and other
affiliates, October 31, 1997-
March 30, 1998                          --             --        3,224             --               --           3,224
                                   -----------     -------   ------------   ------------      ---------      -------------
Balance at July 31, 1998            10,889          $  --    $(122,268)     $   (2,585)       $     385      $(124,468)
                                   -----------     -------   ------------   ------------      ---------      -------------
                                   -----------     -------   ------------   ------------      ---------      -------------


----------
(A) Due to the MHE Business having historically been operated as a division of HII, a historical retained earnings balance cannot be determined.

The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                             July 31,     October 31,
                                                                               1998           1997
                                                                            -----------   -----------
                                                                            (Unaudited)
ASSETS
Current Assets
     Cash                                                                    $   3,582    $   1,532
     Accounts receivable--net                                                   77,391       82,209
     Inventories                                                                38,435       33,497
     Other current assets                                                        4,666        4,765
                                                                            -----------   -----------
          Total current assets                                                 124,074      122,003

Property, Plant and Equipment
     Cost                                                                       64,477       60,763
     Less accumulated depreciation                                             (25,236)     (21,396)
                                                                            -----------   -----------
                                                                                39,241       39,367
                                                                            -----------   -----------

Other Assets
     Goodwill                                                                   31,547       32,229
     Debt financing costs                                                       18,234           --
     Deferred income taxes                                                      74,091           --
     Other                                                                       9,958        6,001
                                                                            -----------   -----------
                                                                               133,830       38,230
                                                                            -----------   -----------
          Total assets                                                       $ 297,145    $ 199,600
                                                                            -----------   -----------
                                                                            -----------   -----------

LIABILITIES AND SHAREHOLDER'S EQUITY/ PARENT INVESTMENT
Current Liabilities
     Short-term notes payable and current portion of long-term obligations   $   8,800    $     752
     Bank overdrafts                                                             1,133        4,293
     Trade accounts payable                                                     21,704       32,656
     Advance payments and progress billings                                      8,303        7,685
     Accrued warranties                                                          2,584        3,998
     Accrued interest                                                            6,884           --
     Other current liabilities                                                  21,166       21,376
                                                                            -----------   -----------
          Total current liabilities                                             70,574       70,760

Senior Notes                                                                   200,000           --
Term Loans                                                                      52,938           --
Other Long-Term Debt                                                             1,652        1,043
Deferred Income Taxes                                                            3,724        3,088
                                                                            -----------   -----------
          Total liabilities                                                    328,888       74,891
Minority Interest                                                                  357          391
Shareholder's Equity/Parent Investment                                         (32,100)     124,318
                                                                            -----------   -----------
          Total liabilities and shareholder's equity/parent investment       $ 297,145    $ 199,600
                                                                            -----------   -----------
                                                                            -----------   -----------


The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                     For the Three Months     For the Nine Months
                                                        Ended July 31,           Ended July 31,
                                                   ----------------------    ----------------------
                                                      1998          1997       1998          1997
                                                   ---------    ----------   ---------    ----------
Revenues
          Net sales                                $  74,426    $  81,817    $ 231,675    $ 258,871
          Other income - net                             391          836        1,117        2,337
                                                   ---------    ----------   ---------    ----------
                                                      74,817       82,653      232,792      261,208
Cost of Sales                                         52,152       60,002      167,324      193,634

Selling, General and Administrative Expenses          14,582       13,967       44,096       41,239
HII Management Fee                                        --          663        1,155        2,097
Non-Recurring Employee Benefit Costs                      --           --        1,906           --
                                                   ---------    ----------   ---------    ----------
               Operating income                        8,083        8,021       18,311       24,238

Interest Expense - Net
          HII Affiliates                                  --         (189)      (1,448)        (258)
          Third party                                 (7,013)        (122)      (9,716)        (281)
                                                   ---------    ----------   ---------    ----------
Income before Income Taxes and Minority Interest       1,070        7,710        7,147       23,699

Provision for Income Taxes                              (450)      (3,079)      (2,896)      (9,463)
Minority Interest                                         (4)          (5)          34           (8)
                                                   ---------    ----------   ---------    ----------
               Net income                          $     616    $   4,626    $   4,285    $  14,228
                                                   ---------    ----------   ---------    ----------
                                                   ---------    ----------   ---------    ----------


The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)



                                                                                  For the Nine Months
                                                                                     Ended July 31,
                                                                                -----------------------
                                                                                   1998          1997
                                                                                ----------   -----------
Operating Activities
     Net Income                                                                 $   4,285    $  14,228
     Add (deduct) - items not affecting cash provided by
         operating activities:
               Depreciation and amortization                                        5,196        4,584
               Amortization of debt financing costs                                   655           --
               Minority interest                                                      (34)           8
               Deferred income taxes - net                                            411         (251)
               Divestiture bonus                                                    1,216           --
               Gain on fire insurance claim                                            --       (2,011)
               Other                                                                   --         (600)
     Changes in working capital, excluding the effects of acquisition opening balance sheets:
               Accounts receivable                                                  4,246       10,088
               Inventories                                                         (5,563)      (1,802)
               Other current assets                                                (2,466)       1,152
               Trade accounts payable and bank overdrafts                         (14,104)      (8,300)
               Advance payments and progress billings                                 941      (10,420)
               Accrued warranties                                                  (1,428)         139
               Accrued interest                                                     6,884           --
               Other current liabilities                                             (375)      (3,950)
               Activity with parent and other affiliates                            1,748        9,499
                                                                                ----------   -----------
Net cash provided by operating activites                                            1,612       12,364
                                                                                ----------   -----------
Investment and Other Transactions
     Fixed asset additions - net                                                   (3,556)      (4,294)
     Acquisition of businesses - net of cash acquired                              (3,203)     (11,787)
     Fire insurance claim activity - net                                               --        2,011
     Issuance of loans to senior management                                          (900)          --
     Other - net                                                                     (941)         289
                                                                                ----------   -----------
Net cash used for investment and other transactions                                (8,600)     (13,781)
                                                                                ----------   -----------
Financing Activities
     Changes in short-term notes payable                                            6,324         (681)
     Proceeds from Senior Note Offering                                           200,000           --
     Proceeds from New Credit Facility                                             55,000           --
     Dividend to and redemption of shares held by Holdings                       (233,087)          --
     Debt financing costs                                                         (18,889)          --
     Repayments of debt                                                              (338)         (87)
                                                                                ----------   -----------
Net cash provided by (used for) financing activities                                9,010         (768)
                                                                                ----------   -----------
Effect of Exchange Rate Changes on
     Cash and Cash Equivalents                                                         28           (8)

Increase (Decrease) in Cash and Cash Equivalents                                    2,050       (2,193)

Cash and Cash Equivalents
     Beginning of Period                                                            1,532        3,821
                                                                                ----------   -----------
     End of Period                                                              $   3,582    $   1,628
                                                                                ----------   -----------
                                                                                ----------   -----------


The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                       STATEMENT OF SHAREHOLDER'S EQUITY
                    FOR THE NINE MONTHS ENDED JULY 31, 1998
                              (Dollars In '000's)


                                                      Common Stock              Parent
                                                 ----------------------       Investment/    Cumulative
                                                 # of Shares                  Additional     Translation   Retained
                                                 Outstanding   Par Value    Paid-In Capital   Adjustment   Earnings     Total
                                                 -----------   ----------   ---------------  -----------   --------    ---------
                                                                                                             (A)
Balance at October 31, 1997                         --         $   --        $  124,618       $   (300)    $   --     $ 124,318

Net Income                                          --             --              --            --           4,285       4,285

Change in foreign currency translation              --             --              --           (2,285)        --        (2,285)

Stock issued to Holdings in exchange
for certain operating assets and
ownership interests of the MHE business            200             --              --            --            --           --

Dividend to and redemption of shares from
Holdings                                          (100)            --          (233,087)         --            --      (233,087)

Issuance of loans to senior management              --             --              (900)         --            --          (900)

Deferred taxes arising from change in U.S.
federal income tax basis                            --             --            71,129          --            --        71,129

Capital contribution from HII                       --             --             1,216          --            --         1,216

Activity with HII and other affiliates,
October 31, 1997 - March 30, 1998                   --             --             3,224          --            --         3,224
                                                 -----------   ----------   ---------------  -----------   --------    ---------
Balance at July 31, 1998                           100         $   --        $  (33,800)      $ (2,585)    $  4,285   $ (32,100)
                                                 -----------   ----------   ---------------  -----------   --------    ---------
                                                 -----------   ----------   ---------------  -----------   --------    ---------


----------
(A) Due to the MHE Business having historically been operated as a division of HII, a historical retained earnings balance cannot be determined.


The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS UNLESS INDICATED)
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

On January 28, 1998, Harnischfeger Industries, Inc. ("HII") reached an agreement with MHE Investments, Inc. ("MHE Investments") an affiliate of Chartwell Investments Inc. ("Chartwell") for the sale of an approximately 80 percent common ownership interest in HII's Material Handling Equipment Business (the "MHE Business"). As more fully described in Note 2, the resulting transactions (the "Recapitalization"), which closed on March 30, 1998 (the "Recapitalization Closing"), led to a significant change in the Company's capital structure and a reorganization of the underlying legal entities of the MHE Business. As a result of the Recapitalization, MMH Holdings, Inc. ("Holdings"), a pre-existing company engaged in the MHE Business, became an indirect holding company for the operating entities engaged in the MHE Business. Specifically, Morris Material Handling, Inc. ("MMH" and collectively with its subsidiaries and their predecessors, the "Company"), a newly formed wholly-owned direct subsidiary of Holdings, directly or indirectly acquired the various operating entities engaged in the MHE Business. Holdings was recapitalized in order to effect the redemption of certain shares of common stock of Holdings held by Harnischfeger Corporation ("HarnCo"). As a result of the reorganization of the legal entities of the MHE Business, Holdings and MMH became the successor companies to the MHE Business. The transactions have been accounted for as a recapitalization and accordingly, the consolidated financial statements presented herewith reflect the underlying historical accounting basis of the MHE Business.

The historical combined financial statements of the MHE Business for periods prior to the Recapitalization are included in the accompanying unaudited financial statements for all periods presented. These financial statements should be read in conjunction with the audited combined financial statements and the notes thereto of the Material Handling Equipment Business of Harnischfeger Industries, Inc. for each of the three years in the period ended October 31, 1997.

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended July 31, 1998 and 1997, cash flows for the nine months ended July 31, 1998 and 1997, and financial position at July 31, 1998 have been made. All adjustments made are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - RECAPITALIZATION TRANSACTION

The Recapitalization was effectuated pursuant to the January 28, 1998 Recapitalization Agreement among MHE Investments, HarnCo and certain of HarnCo's affiliates. Pursuant to this agreement, HarnCo and other HII affiliates effected a number of transactions which resulted in Holdings, a pre-existing company within the MHE Business, owning, directly or indirectly, all of the equity interests of the operating entities engaged in the MHE Business that were previously owned by HarnCo and its affiliates. Holdings in turn formed MMH as a wholly owned subsidiary to directly or indirectly hold the various operating entities engaged in the MHE Business.

The principal transactions effected as part of the Recapitalization were the following: (i) MHE Investments acquired 7,907 shares of Holdings' common stock for $25.1 million and $28.9 million liquidation preference of Holdings' 12 1/2% Series C Junior Voting Exchangeable Preferred Stock (the "Series C Junior Voting Preferred Stock") from HarnCo, (ii) Holdings redeemed certain shares of its common stock and Series C Junior Voting Preferred Stock held by HarnCo for $287 million in cash (including a $5 million prepayment of a potential post-closing redemption price adjustment) and approximately $4.8 million liquidation preference of Holdings' 12 1/4% Series B Junior Exchangeable Preferred Stock (the "Series B Junior Preferred Stock"); and (iii) HarnCo retained 2,261 shares of Holdings' common stock.

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued $200 million of aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Note Offering") and entered into a senior secured credit facility (the "New Credit Facility") (See Note 5). MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which on a combined basis totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds were used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings, (ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.

As a result of the Recapitalization, MHE Investments owns approximately 72.6% of the common stock of Holdings and $28.9 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owns approximately 20.8% of the common stock of Holdings and $4.8 million liquidation preference of the Series B Junior Preferred Stock. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 6.6% of the common stock of Holdings outstanding and $57.7 million liquidation preference of the Series A Senior Preferred Stock.

In connection with the Recapitalization, MMH entered into a Trademark License Agreement with an affiliate of HarnCo pursuant to which MMH has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from March 30, 1998 until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, MMH or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is a percentage of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999. There will be no royalty fee for the remainder of the term following such ten year period. MMH also entered into a number of agreements pursuant to which HII will continue to provide, on an interim basis, certain supplies, products and services to MMH and its subsidiaries located in the United States on substantially similar terms and conditions to those historically provided.

NOTE 3 - ACQUISITIONS

During the nine months ended July 31, 1998, the Company completed two acquisitions for an aggregate purchase price of $4.0 million, net of cash acquired. Cash paid in the third quarter 1998 was $3.2 million with the remaining cash obligation payable in annual installments beginning January 1999 and ending in January 2006. The first acquisition was a distribution and service center located in Arizona related to the Company's aftermarket business. The second acquisition was a distribution and service business located in Australia.

During the nine months ended July 31, 1997, the Company completed the acquisition of a large distribution and service business in Ohio for an aggregate purchase price of $11.8 million, net of cash acquired. This acquisition was related to the Company's aftermarket business.

Each of these three acquisitions was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years. Pro forma results of operations reflecting these acquisitions are not materially different than actual results reported for the periods reported and accordingly are not presented.

NOTE 4 - INVENTORIES

Inventories consisted of the following:


                                    July 31, 1998     October 31, 1997
                                   -----------------------------------
   Raw materials                      $17,226            $17,391
   Work-in-process                     15,927             13,654
   Finished parts                      12,880             10,704
                                   -----------------------------------
                                       46,033             41,749

   Less excess of current cost
   over stated LIFO value              (7,598)            (8,252)
                                  -----------------------------------
                                  -----------------------------------
                                      $38,435            $33,497
                                  -----------------------------------
                                  -----------------------------------


NOTE 5 - INDEBTEDNESS

On March 30, 1998, MMH issued $200 million aggregate principal amount of 9 1/2% Senior Notes due April 1, 2008 (the "Notes") in connection with the Recapitalization as discussed in Note 2. Interest on the Notes is payable semiannually on each April 1 and October 1, commencing October 1, 1998. The Notes will be redeemable at the option of MMH, in whole or in part, at any time on or after April 1, 2003, at the appropriate redemption price, plus accrued and unpaid interest thereon to the redemption date. In addition, MMH may redeem in the aggregate up to 35% of the original principal amount of the Notes at any time and from time to time prior to April 1, 2001 at a redemption price equal to 109.5% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, subject to certain provisions. The Notes are senior unsecured obligations and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of MMH's subsidiaries. See further discussion in Note 11. The Notes are subject to various covenants that, among other things, limit the ability of MMH and its subsidiaries to incur additional indebtedness, incur liens, pay dividends and make certain other restricted payments, make investments, repurchase stock, consummate certain asset sales, enter into certain transactions with affiliates, issue capital stock of their subsidiaries, create dividend or other payment restrictions affecting their subsidiaries, consolidate or merge with any person in a transaction involving all or substantially all of the consolidated assets of MMH or transfer or sell all or substantially all of the consolidated assets of MMH.

At the Recapitalization Closing, MMH entered into a New Credit Facility which consists of a $70 million revolving credit facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility"), a $20 million term loan ("Term Loan A") and a $35 million term loan ("Term Loan B").

The Revolving Credit Facility permits, subject to compliance with certain conditions, MMH to borrow, repay and reborrow up to $70 million (of which $15 million is reserved under the indenture governing the notes (the "Note Indenture") for issuance of letters of credit) at any time until the fifth anniversary of the Recapitalization Closing, the proceeds of which may be used for working capital and other corporate purposes. At July 31, 1998, the Company had $6.9 million of borrowings outstanding under the Revolving Credit Facility. The Acquisition Facility, the proceeds of which may be used for acquisitions, permits, subject to compliance with certain conditions, MMH to borrow up to $30 million at any time until the third anniversary of the Recapitalization Closing, and to repay the same in installments on or prior to the seventh anniversary of the Recapitalization Closing. Term Loan A and Term Loan B are repayable in 20 and 28 quarterly installments, respectively, which commenced June 1998.

Borrowings under the New Credit Facility are secured by certain of MMH's and its subsidiaries' assets, including substantially all of their assets located in the United States and the United Kingdom, and are guaranteed by Holdings and substantially all of MMH's subsidiaries.

Borrowings under the New Credit Facility bear interest at various interest rates based on certain floating reference rates (the "Floating Rate"). To limit the effect of increases in the interest rates under the New Credit Facility, the Company has entered into an interest rate swap arrangement. The effect of this agreement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the New Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 2.25% or 2.75%, as applicable. As a result, the interest rates applicable to Term Loan A and Term Loan B at July 31, 1998 have been fixed at 8.125% and 8.625%, respectively. The differential between the Floating Rate and the Fixed Rate is accrued as interest rates change and is recorded as interest expense. Payments under the swap are made quarterly. At July 31, 1998, the interest rate on borrowings outstanding under the Revolving Credit Facility was 7.9%.

NOTE 6 - CONTINGENT LIABILITIES

To secure the performance of sales contracts related to MMH operations, MMH had the following at July 31, 1998: (i) $3.2 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $1.1 million under a surety arrangement for outstanding surety bonds and (iii) $4.0 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At July 31, 1998, approximately $32.0 million of HII Group letters of credit and surety bonds remained outstanding.

As of the Recapitalization Closing, HarnCo retained certain income and other tax liabilities relating to the MHE Business, all environmental liabilities relating to previously shared facilities, any liabilities for which HarnCo or its affiliates have been named as potentially responsible parties with respect to Superfund sites, and any liabilities arising in connection with claims alleging exposure to asbestos in connection with the MHE Business prior to the Recapitalization Closing. Additionally, HarnCo retained all liability for medical and disability benefit claims for current United States employees made prior to the Recapitalization Closing and all claims with respect to any of the HII benefit plans for former United States employees.

HarnCo has been and is currently a defendant to a number of asbestos related lawsuits and will likely be named in future such actions. Most suits involve multiple defendants including asbestos manufacturers. MMH has agreed to indemnify HarnCo and its affiliates with respect to any liabilities in excess of insurance arising in connection with past and future asbestos litigation relating to the MHE Business. HII's insurance program included coverage for asbestos related claim activity through 1986, when coverage for asbestos related claims ceased to be available. HII's insurer has provided first dollar coverage for policy periods through 1976. During the 1977 to 1985 policy periods, HII had a variety of policies, with retention levels ranging from $100,000 to $15.0 million and total coverage limits ranging from $12.5 million to $50.0 million. To date, HII's insurer has paid all liabilities relating to asbestos claims (which amounts have not been material to the MHE Business) but there can be no assurance such insurers will continue to do so in the future or that there will be insurance coverage for such claims. In addition, policy primary aggregate levels were exhausted in certain years, which would require the participation of excess insurers for future claim activity. Given its experience to date with such claims, the Company believes that its exposure to asbestos related claims is not material, but there can be no assurance that such liability will in fact not be material.

MMH is a party to various litigation matters, including product liability and other claims, which are normal in the course of its operations. Also, as a normal part of its operations, MMH undertakes certain contractual obligations and warranties in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty, management believes that such matters will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of Holdings or MMH.

MMH is also involved in certain proceedings and potential proceedings relating to environmental matters. It is management's opinion that none of these matters, individually or in the aggregate, will have a materially adverse effect on Holdings' or MMH's consolidated results of operations, financial position or cash flows. However, because of the uncertainties associated with environmental assessment and redemption activities, the ultimate cost related to such matters could be materially higher than management's current estimates.

NOTE 7 - INCOME TAXES

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. For income tax purposes, MMH and Holdings will be deemed to have acquired the assets of the MHE Business pursuant to Internal Revenue Code Section 338(h)(10). Accordingly, the Recapitalization increased the tax basis of certain assets and created tax-deductible goodwill, and resulted in significant book/tax basis differences. Substantially all of the additional deferred taxes recorded resulted from this goodwill created for tax purposes. A valuation allowance of approximately $15 million was recorded to reflect the estimated amount of deferred tax assets which may not be realized due primarily to the possible limitation on the future use of certain foreign tax credits. The resulting net adjustment to deferred income taxes of approximately $71 million has been recorded as an adjustment to Holdings' and MMH's shareholders' equity.

As a result of the Section 338(h)(10) election made in connection with the Recapitalization, all historical earnings and profits were taxed. Accordingly, any dividends remitted from pre-closing retained earnings of MMH's foreign subsidiaries would be treated as previously taxed and subject only to local withholding taxes for which MMH may claim a foreign tax credit.

NOTE 8 - GAIN ON FIRE INSURANCE CLAIM

During the nine months ended July 31, 1997, the Company recognized a gain of approximately $2.0 million based upon the status of the property loss and business interruption insurance claim related to the fiscal 1995 fire at its facility in the United Kingdom.

NOTE 9 - SALE OF FACILITY

During the first quarter of fiscal 1998, the Company completed the sale of its Dayton, Ohio land and building which it had acquired in connection with the acquisition of an aftermarket operation during the prior year. The operation's former owners reacquired these assets in exchange for a note receivable of $427,000 and settlement of the remaining amount of $300,000 due to the former owners related to the Company's acquisition. The balance of the note was collected in full by the Company during the quarter ended April 30, 1998. No significant gain or loss was recognized in connection with this transaction.

NOTE 10 - NON-RECURRING EMPLOYEE BENEFIT COSTS

As a result of the Recapitalization, the Company recognized certain non-recurring employee benefit costs. These costs included severance costs associated with restructuring the Company's United Kingdom manufacturing operation and incentives to certain members of management. The Company's former parent, not the Company, is responsible for making these incentive payments and accordingly, this amount has been reported as a capital contribution in the accompanying financial statements. The severance costs were approximately $0.7 million and the incentives to management were approximately $1.2 million.

NOTE 11 - SUPPLEMENTAL CONDENSED COMBINING FINANCIAL INFORMATION

In connection with the Recapitalization, MMH, a direct wholly-owned subsidiary of Holdings, issued debt securities that are guaranteed by certain of MMH's subsidiaries (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary, directly or indirectly, of MMH and the guarantees are full, unconditional and joint and several. Both Holdings and MMH are holding companies with no material operating assets. All of the Company's business operations are conducted through subsidiaries of MMH.

Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth the balance sheet, statement of operations and cash flow information for the Guarantor Subsidiaries and for MMH's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries using the equity method of accounting. For purposes of this presentation, it is assumed that all of the assets of the MHE Business were wholly-owned by subsidiaries of MMH, which is an entity that was formed by Holdings in connection with the Recapitalization and that the historical combined financial statements of MMH and Holdings prior to the Recapitalization Closing are identical following completion of the transaction.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 31, 1998
                                  (UNAUDITED)
                             (Dollars in Thousands)



                                                               Non-             Morris
                                            Guarantor        Guarantor         Material
                                           Subsidiaries     Subsidiaries     Handling, Inc.      Eliminations
                                           ------------     ------------     --------------     ---------------
ASSETS
Current Assets
 Cash and cash equivalents                   $  3,306          $  276            $   -               $   -
 Accounts receivable - net                     71,324           6,067                -                   -
 Intercompany accounts receivable               7,448              -               2,402              (9,850)
 Inventories                                   35,379           3,056                -                   -
 Other current assets                           3,668             261                737                 -
                                           ------------     ------------     --------------     ---------------
                                              121,125           9,660              3,139              (9,850)
                                           ------------     ------------     --------------     ---------------
Property, Plant and Equipment-net              36,607           2,634                -                   -
                                           ------------     ------------     --------------     ---------------
Other Assets
 Goodwill                                      29,515           2,032                -                   -
 Debt financing costs                             -               -               18,234                 -
 Noncurrent intercompany receivable             3,777             -               78,931             (82,708)
 Investment in affiliates                         144             -               58,156             (58,300)
 Deferred income taxes                            -               -               74,091                 -
 Other                                          9,958             -                  -                   -
                                           ------------     ------------     --------------     ---------------
                                               43,394           2,032            229,412            (141,008)
                                           ------------     ------------     --------------     ---------------
                                             $201,126         $14,326           $232,551           $(150,858)
                                           ------------     ------------     --------------     ---------------
                                           ------------     ------------     --------------     ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term notes payable and
 current portion of long-term obligations      $7,009         $   66            $ 1,725            $     -
 Bank overdrafts                                   77          1,056                 -                   -
 Trade accounts payable                        19,886          1,818                 -                   -
 Intercompany accounts payable                  2,402          4,344              3,104              (9,850)
 Advance payments and progress billings         8,272             31                 -                   -
 Accrued warranties                             2,467            117                 -                   -
 Accrued interest                                 -               -               6,884
 Other current liabilities                     19,151          2,015                 -                   -
                                           ------------     ------------     --------------     ---------------
                                               59,264          9,447             11,713              (9,850)
                                           ------------     ------------     --------------     ---------------
Senior Notes                                      -               -             200,000                  -
Term Loans                                        -               -              52,938                  -
Other Term Debt                                 1,051            601                 -                   -
Noncurrent Intercompany Payable                78,931          3,777                 -              (82,708)
Deferred Income Taxes                           3,724             -                  -                   -
                                           ------------     ------------     --------------     ---------------
                                              142,970         13,825            264,651             (92,558)
Minority Interest                                 -               -                  -                  357
Mandatorily Redeemable Preferred Stock            -               -                  -                   -
Shareholders' Equity                           58,156            501            (32,100)            (58,657)
                                           ------------     ------------     --------------     ---------------
                                             $201,126        $14,326           $232,551           $(150,858)
                                           ------------     ------------     --------------     ---------------
                                           ------------     ------------     --------------     ---------------




                                           Consolidated                                           Consolidated
                                           Morris Material         MMH                                 MMH
                                           Handling, Inc.     Holdings, Inc.    Eliminations      Holdings, Inc.
                                           ---------------    ---------------   ------------     ---------------
ASSETS
Current Assets
 Cash and cash equivalents                      $3,582           $    -              $-               $   3,582
 Accounts receivable - net                      77,391                -               -                  77,391
 Intercompany accounts receivable                  -                  -               -                     -
 Inventories                                    38,435                -               -                  38,435
 Other current assets                            4,666                -               -                   4,666
                                           ---------------    ---------------   ------------     ---------------
                                               124,074                -               -                 124,074
                                           ---------------    ---------------   ------------     ---------------
Property, Plant and Equipment-net               39,241                -               -                  39,241
                                           ---------------    ---------------   ------------     ---------------
Other Assets
 Goodwill                                       31,547                -               -                  31,547
 Debt financing costs                           18,234                -               -                  18,234
 Noncurrent intercompany receivable                -                  -               -                     -
 Investment in affiliates                          -               (32,100)         32,100                  -
 Deferred income taxes                          74,091                -               -                  74,091
 Other                                           9,958                -               -                   9,958
                                           ---------------    ---------------   ------------     ---------------
                                               133,830             (32,100)         32,100              133,830
                                           ---------------    ---------------   ------------     ---------------
                                              $297,145            $(32,100)        $32,100             $297,145
                                           ---------------    ---------------   ------------     ---------------
                                           ---------------    ---------------   ------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term notes payable and
 current portion of long-term obligation    $  8,800            $     -          $  -                $  8,800
 Bank overdrafts                               1,133                  -             -                   1,133
 Trade accounts payable                       21,704                  -             -                  21,704
 Intercompany accounts payable                   -                    -             -                     -
 Advance payments and progress billings        8,303                  -             -                   8,303
 Accrued warranties                            2,584                  -             -                   2,584
 Accrued interest                              6,884                                                    6,884
 Other current liabilities                    21,166                  -             -                  21,166
                                           ---------------    ---------------   ------------     ---------------
                                              70,574                  -             -                  70,574
                                           ---------------    ---------------   ------------     ---------------
 Senior Notes                                200,000                  -             -                 200,000
 Term Loans                                   52,938                  -             -                  52,938
 Other Term Debt                               1,652                  -             -                   1,652
 Noncurrent Intercompany Payable                  -                   -             -                     -
 Deferred Income Taxes                         3,724                  -             -                   3,724
                                           ---------------    ---------------   ------------     ---------------
                                             328,888                  -             -                 328,888

Minority Interest                                357                  -             -                     357
Mandatorily Redeemable Preferred Stock            -                92,368           -                  92,368
Shareholders' Equity                         (32,100)            (124,468)       32,100              (124,468)
                                           ---------------    ---------------   ------------     ---------------
                                            $297,145           $  (32,100)       $32,100              $297,145
                                           ---------------    ---------------   ------------     ---------------
                                           ---------------    ---------------   ------------     ---------------


                 SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEET
                                October 31, 1997
                             (Dollars in Thousands)



                                                                Non-
                                               Guarantor     Guarantor
                                              Subsidiaries  Subsidiaries  Eliminations   Combined
                                              ------------  ------------  ------------  -----------
ASSETS
Current Assets
     Cash and cash equivalents                $   1,393    $    139       $     --       $  1,532
     Accounts receivable - net                   73,220       8,989             --         82,209
     Intercompany accounts receivable             5,250       1,539          (6,789)          --
     Inventories                                 30,855       2,642             --         33,497
     Other current assets                         4,486         279             --          4,765
                                              ----------   ----------     ----------     ---------
                                                115,204      13,588          (6,789)      122,003
                                              ----------   ----------     ----------     ---------
Property, Plant and Equipment - net              36,192       3,175             --         39,367
                                              ----------   ----------     ----------     ---------
Other Assets
     Goodwill                                    30,368       1,861             --         32,229
     Noncurrent intercompany receivable           3,136          --          (3,136)          --
     Investment in affiliates                     1,174          --          (1,174)          --
     Other                                        6,001          --             --          6,001
                                              ----------   ----------     ----------     ---------
                                                 40,679       1,861          (4,310)       38,230
                                              ----------   ----------     ----------     ---------
                                              $ 192,075    $ 18,624       $ (11,099)    $ 199,600
                                              ----------   ----------     ----------     ---------
                                              ----------   ----------     ----------     ---------

LIABILITIES AND SHAREHOLDER'S INVESTMENT
Current Liabilities
     Short-term notes payable and
     current portion of long-term obligations  $    692    $     60       $    --       $     752
     Bank overdrafts                              2,076       2,217            --           4,293
     Trade accounts payable                      27,824       4,832            --          32,656
     Intercompany accounts payable                1,539       5,250         (6,789)           --
     Advance payments and progress billings       7,626          59            --           7,685
     Accrued warranties                           3,913          85            --           3,998
     Other current liabilities                   20,644         732            --          21,376
                                              ----------   ----------     ----------     ---------
                                                 64,314      13,235         (6,789)        70,760
                                              ----------   ----------     ----------     ---------
Long-Term Obligations                               355         688            --           1,043
Noncurrent Intercompany Payable                    --         3,136         (3,136)           --
Deferred Income Taxes                             3,088        --              --           3,088
Minority Interest                                  --          --              391            391
Shareholder's Investment                        124,318       1,565         (1,565)       124,318
                                              ----------   ----------     ----------     ---------
                                               $192,075    $ 18,624       $(11,099)     $ 199,600
                                              ----------   ----------     ----------     ---------
                                              ----------   ----------     ----------     ---------

      SUPPLEMENTAL CONDENSED COMBINING/CONSOLIDATING STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (Dollars in Thousands)



                                                   FOR THE NINE MONTHS ENDED JULY 31, 1998
                                          ---------------------------------------------------------
                                                            Non-           Morris
                                           Guarantor      Guarantor       Material
                                          Subsidiaries   Subsidiaries  Handling, Inc.  Eliminations
                                          -------------  ------------  --------------  ------------
Revenues
     Net sales                              $ 219,633    $  16,449     $   --         $  (4,407)
     Other income - net                         1,117         --           --              --
                                            ---------    ---------     ---------     ------------
                                              220,750       16,449         --             (4,407)
Cost of Sales                                 158,828       12,903         --             (4,407)
Selling, General
    and Administrative Expenses                40,507        3,256          333            --
HII Management Fee                              1,155         --           --              --
Non-Recurring Employee Benefit Costs              690         --          1,216            --
                                            ---------    ---------     ---------     ------------
Operating Income                               19,570          290       (1,549)           --
Interest Income (Expense) - Net
     Affiliates                                (3,726)        (124)       2,402            --
     Third party                                 (204)        (401)      (9,111)           --
                                            ---------    ---------     ---------     ------------

Income (Loss) Before Income Taxes,
Equity in Earnings (Loss) of
    Subsidiaries and Minority Interest         15,640         (235)      (8,258)           --
Provision for Income Taxes                     (2,896)        --           --              --
Equity in Earnings (Loss) of Subsidiaries        (201)        --         12,543         (12,342)
Minority Interest                                --           --           --                34
                                            ---------    ---------     ---------     ------------
Net Income (Loss)                           $  12,543    $    (235)    $  4,285        $(12,308)
                                            ---------    ---------     ---------     ------------
                                            ---------    ---------     ---------     ------------


                                                    FOR THE NINE MONTHS ENDED JULY 31, 1998
                                       ----------------------------------------------------------------
                                           Combined/                                       Combined/
                                         Consolidated                                    Consolidated
                                        Morris Material        MMH                            MMH
                                         Handling, Inc.    Holdings,Inc.   Eliminations   Holdings, Inc.
                                        ---------------    -------------   ------------  ---------------
Revenues
     Net sales                            $ 231,675          $ --             $  --         $ 231,675
     Other income - net                       1,117            --                --             1,117
                                          ----------         -------          --------      ----------
                                            232,792            --                --           232,792
Cost of Sales                               167,324            --                --           167,324
Selling, General
    and Administrative Expenses              44,096            --                --            44,096
HII Management Fee                            1,155            --                --             1,155
Non-Recurring Employee Benefit Costs          1,906            --                --             1,906
                                          ----------         -------          --------      ----------
Operating Income                             18,311            --                --            18,311
Interest Income (Expense) - Net
     Affiliates                              (1,448)           --                --            (1,448)
     Third party                             (9,716)           --                --            (9,716)
                                          ----------         -------          --------      ----------

Income (Loss) Before Income Taxes,
Equity in Earnings (Loss) of
    Subsidiaries and Minority Interest        7,147            --                --             7,147
Provision for Income Taxes                   (2,896)           --                --            (2,896)
Equity in Earnings (Loss) of Subsidiaries      --             4,285             (4,285)           --
Minority Interest                                34            --                --                34
                                          ----------         -------          --------      ----------
Net Income (Loss)                         $   4,285          $ 4,285          $ (4,285)     $   4,285
                                          ----------         -------          --------      ----------
                                          ----------         -------          --------      ----------



                                                   FOR THE THREE MONTHS ENDED JULY 31, 1998
                                          ---------------------------------------------------------
                                                            Non-           Morris
                                           Guarantor      Guarantor       Material
                                          Subsidiaries   Subsidiaries  Handling, Inc.  Eliminations
                                          -------------  ------------  --------------  ------------
Revenues
     Net sales                              $70,422         $5,135       $    -         $ (1,131)
     Other income - net                         391            -              -             -
                                           ---------        -------      ---------      ----------
                                             70,813          5,135            -           (1,131)
Cost of Sales                                49,252          4,031            -           (1,131)
Selling, General
    and Administrative Expenses              13,400            932           250            -
HII Management Fee                              -              -              -             -
Non-Recurring Employee Benefit Costs            -              -              -             -
                                           ---------        -------      ---------      ----------
Operating Income                              8,161            172          (250)           -
Interest Income (Expense) - Net
     Affiliates                              (1,651)           (37)        1,688            -
     Third party                                 (6)          (119)       (6,888)           -
                                           ---------        -------      ---------      ----------

Income (Loss) Before Income Taxes,
Equity in Earnings (Loss) of
    Subsidiaries and Minority Interest        6,504             16        (5,450)           -
Provision for Income Taxes                     (450)           -              -             -
Equity in Earnings (Loss) of Subsidiaries        12            -           6,066          (6,078)
Minority Interest                               -              -              -               (4)
                                           ---------        -------      ---------      ----------
Net Income (Loss)                           $ 6,066         $  16        $   616        $ (6,082)
                                           ---------        -------      ---------      ----------
                                           ---------        -------      ---------      ----------


                                                    FOR THE THREE MONTHS ENDED JULY 31, 1998
                                       ----------------------------------------------------------------
                                           Combined/                                       Combined/
                                         Consolidated                                    Consolidated
                                        Morris Material        MMH                            MMH
                                         Handling, Inc.    Holdings,Inc.   Eliminations   Holdings, Inc.
                                        ---------------    -------------   ------------  ---------------
Revenues
     Net sales                           $   74,426         $    -           $    -        $   74,426
     Other income - net                         391              -                -               391
                                         -----------        ----------       ----------    ------------
                                             74,817              -                -            74,817
Cost of Sales                                52,152              -                -            52,152
Selling, General
    and Administrative Expenses              14,582              -                -            14,582
HII Management Fee                              -                -                -               -
Non-Recurring Employee Benefit Costs            -                -                -               -
                                         -----------        ----------       ----------    ------------
Operating Income                              8,083              -                -             8,083
Interest Income (Expense) - Net
     Affiliates                                 -                -                -               -
     Third party                             (7,013)             -                -            (7,013)
                                         -----------        ----------       ----------    ------------

Income (Loss) Before Income Taxes,
Equity in Earnings (Loss) of
    Subsidiaries and Minority Interest        1,070              -                -             1,070
Provision for Income Taxes                     (450)             -                -              (450)
Equity in Earnings (Loss) of Subsidiaries       -               616             (616)             -
Minority Interest                                (4)             -                -                (4)
                                         -----------        ----------       ----------    ------------
Net Income (Loss)                         $     616         $   616          $  (616)      $      616
                                         -----------        ----------       ----------    ------------
                                         -----------        ----------       ----------    ------------


              SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (Dollars in Thousands)



                                                   FOR THE NINE MONTHS ENDED JULY 31, 1997
                                          ---------------------------------------------------------
                                                            Non-
                                           Guarantor      Guarantor
                                          Subsidiaries   Subsidiaries   Eliminations   Combined
                                          -------------  ------------  --------------  ------------
Revenues
     Net sales                             $ 244,498      $  16,389    $  (2,016)      $ 258,871
     Other income - net                        2,337           --           --             2,337
                                           ----------     ----------   ----------      ---------
                                             246,835         16,389       (2,016)        261,208
Cost of Sales                                183,069         12,581       (2,016)        193,634
Selling, General
    and Administrative Expenses               37,982          3,257         --           41,239
HII Management Fee                             2,097           --           --            2,097
                                           ----------     ----------   ----------      ---------
Operating Income                              23,687            551         --           24,238
Interest (Expense) Income - Net
     Affiliates                                 (107)          (151)        --             (258)
     Third party                                  19           (300)        --             (281)
                                           ----------     ----------   ----------      ---------

Income Before Income Taxes, Equity in
 Loss of Combined Affiliates and Minority
 Interest                                     23,599            100         --           23,699
Provision for Income Taxes                    (9,384)           (79)        --           (9,463)
Equity in Loss of Combined Affiliates             13           --            (13)          --
Minority Interest                                --            --             (8)            (8)
                                           ----------     ----------   ----------      ---------
Net Income (Loss)                          $  14,228      $      21    $     (21)      $ 14,228
                                           ----------     ----------   ----------      ---------
                                           ----------     ----------   ----------      ---------




                                                   FOR THE THREE MONTHS ENDED JULY 31, 1997
                                          ---------------------------------------------------------
                                                            Non-
                                           Guarantor      Guarantor
                                          Subsidiaries   Subsidiaries   Eliminations     Combined
                                          -------------  ------------  --------------  ------------
Revenues
     Net sales                              $ 77,163      $  5,329      $    (675)     $ 81,817
     Other income - net                          836          --             --             836
                                           ----------     ----------   ----------      ---------
                                              77,999         5,329           (675)       82,653
Cost of Sales                                 56,880         3,797           (675)       60,002
Selling, General
    and Administrative Expenses               12,775         1,192           --          13,967
HII Management Fee                               663          --             --             663
                                           ----------     ----------   ----------      ---------
Operating Income                               7,681           340           --           8,021
Interest (Expense) Income - Net
     Affiliates                                 (139)          (50)          --            (189)
     Third party                                  11          (133)          --            (122)
                                           ----------     ----------   ----------      ---------

Income Before Income Taxes, Equity in
Loss of Combined Affiliates and Minority
 Interest                                      7,553           157           --           7,710
Provision for Income Taxes                    (3,083)            4           --          (3,079)
Equity in Loss of Combined Affiliates            156          --            (156)           --
Minority Interest                                --           --              (5)            (5)
                                           ----------     ----------   ----------      ---------
Net Income (Loss)                           $  4,626      $    161       $  (161)      $  4,626
                                           ----------     ----------   ----------      ---------
                                           ----------     ----------   ----------      ---------


     SUPPLEMENTAL CONDENSED COMBINING/CONSOLIDATING STATEMENTS OF CASH FLOW
                    FOR THE NINE MONTHS ENDED JULY 31, 1998
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                                                Non-           Morris
                                                               Guarantor      Guarantor       Material
                                                              Subsidiaries   Subsidiaries  Handling, Inc.  Eliminations
                                                              -------------  ------------  --------------  ------------
Operating Activities
 Net income (loss)                                            $  12,543      $    (235)     $   4,285       $ (12,308)
 Add (deduct)-items not affecting cash provided by
  operating activities:
      Depreciation and amortization                               4,857            339            655           --
      Equity in (earnings) loss of subsidiaries                     201            --         (12,543)         12,342
      Minority interest                                            --              --             --              (34)
      Deferred income taxes - net                                   411            --             --           --
      Divestiture bonus                                            --              --           1,216          --
 Changes in working capital, excluding the effects of
  acquisition opening balance sheets:
      Accounts receivable                                         2,771          1,475            --           --
      Inventories                                                (7,011)         1,448            --           --
      Other current assets                                         (639)        (1,090)          (737)         --
      Trade accounts payable and bank overdrafts                (11,446)        (2,658)           --           --
      Accrued interest                                             --              --           6,884          --
      Other current liabilities                                  (2,262)         1,400            --           --
      Activity with parent and other affiliates - net             4,745           (595)        (2,402)         --
                                                             -----------      ----------    -----------    ----------
 Net cash provided by (used for) operating activities             4,170             84         (2,642)         --
                                                             -----------      ----------    -----------    ----------
Investment and Other Transactions
     Fixed asset additions - net                                 (3,450)          (106)           --           --
     Acquisition of business - net of cash received              (3,203)           --             --           --
     Issuance of loans to senior management                        --              --           (900)          --
     Other - net                                                 (1,147)           206            --           --
                                                             -----------      ----------    -----------    ----------
     Net cash used for investment and other transactions         (7,800)           100          (900)          --
                                                             -----------      ----------    -----------    ----------
Financing Activities
     Change in short-term notes payable                           6,361            (37)                        --
     Proceeds from Senior Note Offering                            --              --        200,000           --
     Proceeds from New Credit Facility                             --              --         55,000           --
     Redemption of shares held by Holdings                         --              --       (233,087)          --
     Redemption of common stock and
          preferred stock                                          --              --             --           --
     Net proceeds from issuance of Series A preferred
          stock and related common shares                          --              --             --           --
     Stock redemption transaction costs                            --              --             --           --
     Debt financing costs                                          --              --        (18,889)          --
     Distribution to parent                                       (856)            --            856           --
     Repayments of debt                                            --              --           (338)          --
                                                             -----------      ----------    -----------    ----------
     Net cash provided by (used for) financing activities        5,505            (37)          3,542          --
                                                             -----------      ----------    -----------    ----------
Effect of Exchange Rate Changes on Cash and Cash
 Equivalents                                                        38             (10)           --           --
                                                             -----------      ----------    -----------    ----------
Increase in Cash and Cash Equivalents                            1,913             137            --           --
Cash and Cash Equivalents
     Beginning of Period                                         1,393             139            --           --
                                                             -----------      ----------    -----------    ----------
     End of Period                                            $  3,306       $     276      $     --        $  --
                                                             -----------      ----------    -----------    ----------
                                                             -----------      ----------    -----------    ----------














                                                           Combined/                                       Combined/
                                                          Consolidated                                    Consolidated
                                                         Morris Material        MMH                            MMH
                                                         Handling, Inc.    Holdings,Inc.   Eliminations   Holdings, Inc.
                                                         ---------------   -------------   ------------  ---------------
Operating Activities
 Net income (loss)                                        $  4,285         $    4,285      $  (4,285)      $   4,285
 Add (deduct)-items not affecting cash provided by
  operating activities:
      Depreciation and amortization                          5,851               --              --            5,851
      Equity in (earnings) loss of subsidiaries                 --             (4,285)         4,285
      Minority interest                                        (34)              --              --              (34)
      Deferred income taxes - net                              411               --              --              411
      Divestiture bonus                                      1,216               --              --            1,216
 Changes in working capital, excluding the effects of
  acquisition opening balance sheets:
      Accounts receivable                                    4,246               --              --            4,246
      Inventories                                           (5,563)              --              --           (5,563)
      Other current assets                                  (2,466)              --              --           (2,466)
      Trade accounts payable and bank overdrafts           (14,104)              --              --          (14,104)
      Accrued interest                                       6,884               --              --            6,884
      Other current liabilities                               (862)              --              --             (862)
      Activity with parent and other affiliates - net        1,748               --              --            1,748
                                                         ---------------   -------------   ------------  ---------------
 Net cash provided by (used for) operating activities        1,612               --              --            1,612
Investment and Other Transactions
     Fixed asset additions - net                            (3,556)              --              --           (3,556)
     Acquisition of business - net of cash received         (3,203)              --              --           (3,203)

     Issuance of loans to senior management                   (900)                                             (900)
     Other - net                                              (941)              --              --             (941)
                                                         ---------------   -------------   ------------  ---------------
     Net cash used for investment and other transactions    (8,600)              --              --           (8,600)
                                                         ---------------   -------------   ------------  ---------------
Financing Activities
 Change in short-term notes payable                          6,324               --              --            6,324
 Proceeds from Senior Note Offering                        200,000               --              --          200,000
 Proceeds from New Credit Facility                          55,000               --              --           55,000
 Redemption of shares held by Holdings                    (233,087)           233,087            --             --
 Redemption of common stock and
  preferred stock                                              --            (287,000)           --         (287,000)
 Net proceeds from issuance of Series A preferred
  stock and related common shares                              --              57,094            --           57,094
 Stock redemption transaction costs                            --              (3,181)           --           (3,181)
 Debt financing costs                                     (18,889)               --              --          (18,889)
 Distribution to parent                                        --                --              --             --
 Repayments of debt                                          (338)               --              --             (338)
                                                         ---------------   -------------   ------------  ---------------
 Net cash provided by (used for) financing activities       9,010                --              --            9,010
                                                         ---------------   -------------   ------------  ---------------
Effect of Exchange Rate Changes on Cash and Cash
 Equivalents                                                   28                --              --               28
                                                         ---------------   -------------   ------------  ---------------
Increase in Cash and Cash Equivalents                       2,050                --              --            2,050
Cash and Cash Equivalents
     Beginning of Period                                    1,532                --              --            1,532
                                                         ---------------   -------------   ------------  ---------------
     End of Period                                        $ 3,582          $     --        $     --        $   3,582
                                                         ---------------   -------------   ------------  ---------------
                                                         ---------------   -------------   ------------  ---------------

            SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOW
                    FOR THE NINE MONTHS ENDED JULY 31, 1997
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                                                      Non-
                                                                      Guarantor    Guarantor
                                                                    Subsidiaries  Subsidiaries  Eliminations   Combined
                                                                    ------------  ------------  ------------  -----------
Operating Activities
     Net income                                                       $ 14,228     $     21        $   (21)    $ 14,228
     Add (deduct)-items not affecting cash provided by
     operating activities:
          Depreciation and amortization                                  4,332          252             --        4,584
          Equity in loss of combined affiliates                            (13)         --              13          --
          Minority interest                                                --           --               8            8
          Deferred income taxes - net                                     (251)         --              --         (251)
          Gain on fire insurance claim                                  (2,011)         --              --       (2,011)
          Other                                                           (600)         --              --         (600)
     Changes in working capital, excluding the effects of
     acquisition opening balance sheets:
          Accounts receivable                                            7,482        2,606             --       10,088
          Inventories                                                   (1,212)        (590)            --       (1,802)
          Other current assets                                           1,211          (59)            --        1,152
          Trade accounts payable and bank overdrafts                    (5,035)      (3,265)            --       (8,300)
          Other current liabilities                                    (14,172)         (59)            --      (14,231)
          Activity with parent and other affiliates - net                7,737        1,762             --        9,499
                                                                      ----------  ----------       ----------  ----------
     Net cash provided by operating activities                          11,696          668             --       12,364
                                                                      ----------  ----------       ----------  ----------
Investment and Other Transactions
     Fixed asset additions - net                                        (4,050)        (244)            --       (4,294)
     Acquisition of businesses - net of cash acquired                  (11,787)         --              --      (11,787)
     Fire insurance claim activity - net                                 2,011          --              --        2,011
     Other - net                                                           859         (570)            --          289
                                                                      ----------  ----------       ----------  ----------
     Net cash used for investment and other transactions               (12,967)        (814)            --      (13,781)
                                                                      ----------  ----------       ----------  ----------
Financing Activities
     Repayments of notes payable                                          (681)                         --         (681)
     Repayments of debt                                                    (27)         (60)            --          (87)
                                                                      ----------  ----------       ----------  ----------
     Net cash used for financing activities                               (708)         (60)            --         (768)
                                                                      ----------  ----------       ----------  ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents               (10)           2             --           (8)
                                                                      ----------  ----------       ----------  ----------
Decrease in Cash and Cash Equivalents                                   (1,989)        (204)            --       (2,193)
Cash and Cash Equivalents
     Beginning of Period                                                 3,582          239             --        3,821
                                                                      ----------  ----------       ----------  ----------
     End of Period                                                    $  1,593     $     35        $    --     $  1,628
                                                                      ----------  ----------       ----------  ----------


                               MMH HOLDINGS, INC.

                         MORRIS MATERIAL HANDLING, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF MMH HOLDINGS, INC. ("HOLDINGS") AND MORRIS MATERIAL HANDLING, INC. ("MMH") AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT. REFERENCES TO THE "COMPANY" ARE TO MMH, ITS SUBSIDIARIES AND THEIR PREDECESSORS. HOLDINGS IS A HOLDING COMPANY, WITH NO MATERIAL OPERATIONS, THAT CONDUCTS ITS BUSINESS OPERATIONS THROUGH ITS DIRECTLY WHOLLY-OWNED SUBSIDIARY MMH. FOR PERIODS PRIOR TO MARCH 30, 1998, REFERENCES TO THE COMPANY ARE TO THE "THROUGH-THE-AIR" MATERIAL HANDLING EQUIPMENT BUSINESS OF HARNISCHFEGER CORPORATION ("HARNCO") AND THOSE SUBSIDIARIES AND AFFILIATES OF HARNCO THAT WERE ENGAGED THEREIN (THE "MHE BUSINESS"). FOR PURPOSES HEREOF, IT IS ASSUMED THAT HOLDINGS HAS HISTORICALLY OWNED THE CAPITAL STOCK OF MMH, THAT ALL OF THE ASSETS OF THE MHE BUSINESS WERE OWNED BY SUBSIDIARIES OF MMH AND THAT, IMMEDIATELY PRIOR TO THE CONSUMMATION OF THE RECAPITALIZATION (AS DEFINED BELOW), THE HISTORICAL COMBINED FINANCIAL STATEMENTS OF HOLDINGS WERE IDENTICAL TO THOSE OF THE MHE BUSINESS. THE COMPANY'S FISCAL YEAR ENDS OCTOBER 31. CONSEQUENTLY, ANY REFERENCE TO ANY PARTICULAR FISCAL YEAR MEANS THE FISCAL YEAR ENDED OCTOBER 31 OF SUCH YEAR.

GENERAL

The Company is a leading international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and other component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to an international full service provider with a significant emphasis on the high margin aftermarket business. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.

RECAPITALIZATION. Historically, the Company conducted its business as one of several operating units of Harnishfeger Industries, Inc. (" HII"). Until October 1997, the core United States operations of the Company were conducted directly by HarnCo, while the remainder of the Company's operations (including the Company's operations in the United Kingdom and South Africa since their acquisition in 1994) were conducted through a number of entities owned, directly or indirectly, by HII and its affiliates.

On January 28, 1998, HII reached an agreement with MHE Investments, Inc. ("MHE Investments"), a newly formed affiliate of Chartwell Investments Inc., for the sale of an approximately 80 percent common ownership interest in the MHE Business. Pursuant to this agreement, HarnCo and other HII affiliates effected a number of transactions (the "Transactions" or the "Recapitalization") that resulted in Holdings, a preexisting company engaged in the MHE Business, owning indirectly the equity interests of all of the operating entities engaged in the MHE Business. Specifically, Holdings, through MMH, its newly formed wholly owned subsidiary, indirectly acquired all of the various operating entities engaged in the MHE Business. As a result of the reorganization of the MHE Business' legal entities, Holdings and the Company became the successor companies to the MHE Business. The Transactions are accounted for as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Transactions.

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "New Credit Facility").

At the Recapitalization Closing, (i) MHE Investments paid HarnCo $54.0 million for 72.6% of the common stock of Holdings (the "Holdings Common Stock") (after giving effect to the Transactions) and approximately $28.9 million liquidation preference of the 12 1/2% Series C Junior Voting Exchangeable Preferred Stock of Holdings (the "Series C Junior Preferred Stock"), (ii) Holdings redeemed certain shares of Holdings Common Stock and Series C Junior Voting Preferred Stock from HarnCo for $282.0 million in cash (subject to potential post-Recapitalization adjustments as to which an additional $5.0 million was provided to HarnCo) and approximately $4.8 million liquidation preference of the 12 1/4% Series B Junior Exchangeable Preferred Stock of Holdings (the "Series B Junior Preferred Stock"), and (iii) HarnCo retained approximately 20.8% of the Holdings Common Stock (after giving effect to the Transactions).

Until the Recapitalization Closing, HII and HarnCo performed a number of functions necessary to the operations of the Company, including manufacturing certain products and providing certain information systems, administrative services and credit support. Holdings' and MMH's historical financial statements include charges allocated to the MHE Business by HII for these products and services. Because the Company operates independently of HII since the Recapitalization Closing, however, Holdings' and MMH's pre-Recapitalization performance may not be indicative of future financial results.

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates will continue to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). MMH is required to pay, in advance, HII an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HarnCo and its affiliates (approximately $32.0 million as of July 31, 1998). MMH paid a pro-rated fee of $290,000 for calendar year 1998 at the Recapitalization Closing. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will also reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement at the Recapitalization Closing to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999.

For income tax purposes, Holdings and MMH were deemed to acquire the assets of the MHE Business pursuant to Code Section 338(h)(10) in connection with the Transactions. Accordingly, this transaction increased the tax basis of certain assets and created tax-deductible goodwill, which will generate significant future tax deductions to reduce taxable income.

ACQUISITIONS

The Company completed the purchase of two businesses during the third quarter of 1998. The first acquisition, which closed on June 30, 1998, was of a distribution and service business in the overhead material handling industry, located in Arizona. This business generates revenue by distributing new material handling equipment, selling related spare parts and performing maintenance services. Its customer base includes the local mining industry as well as other industrial concerns. On July 2, 1998, the Company acquired a distributor of a wide range of material handling equipment located in Australia. This business also includes a service division, which undertakes regular and breakdown maintenance contracts, some fabrication and manufacturing projects, crane refurbishments and operator training, and a major projects division, which undertakes the design, procurement and installation of material handling projects greater than $500,000. The combined purchase price for these two acquisitions was $4.0 million. These two acquisitions did not have a material impact on the Company's results in the third fiscal quarter of 1998.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated.

                                Supplemental Data
                              (dollars in millions)



                                 Three months ended      Three months ended   Nine months ended    Nine months ended
                                ----------------------   ------------------ -------------------  -------------------
                                    July 31, 1998           July 31, 1997       July 31, 1998       July 31, 1997
                               -----------------------   -----------------   ------------------  -------------------
                                            Percent of            Percent of          Percent of            Percent of
                                     $       net sales      $     net sales      $    net sales     $      net sales
                                ----------  ----------- --------- ---------- -------- ---------- --------  ----------
Net sales                        $    74.4     100.0%   $  81.8    100.0%    $ 231.7    100.0%   $ 258.9    100.0%
Other income - net                     0.4       0.5%       0.8      1.0%        1.1      0.5%       2.3      0.9%
Cost of sales                         52.2      70.1%      60.0     73.3%      167.3     72.2%     193.6     74.8%
Selling, general and
     administrative expenses          14.6      19.6%      14.0     17.1%       44.1     19.0%      41.2     15.9%
HII management fee                      --       0.0%       0.7      0.8%        1.2      0.5%       2.1      0.8%
Nonrecurring employee
     benefit costs (1)                  --       0.0%        --      0.0%        1.9      0.8%       --       0.0%
Operating income                       8.1      10.9%       8.0      9.8%       18.3      7.9%      24.2      9.4%
Net income                             0.6       0.8%       4.6      5.7%        4.3      1.8%      14.2      5.5%



----------
(1) Severance costs and incentives as described below.



THREE MONTHS ENDED JULY 31, 1998 AS COMPARED TO THREE MONTHS ENDED JULY 31, 1997

Net sales for the three months ended July 31, 1998 ("Third Quarter 1998") decreased $7.4 million or 9.0% to $74.4 million from $81.8 million for the three months ended July 31, 1997 ("Third Quarter 1997"). The decrease was primarily caused by: (i) a $14.5 million decrease in engineered crane sales worldwide as Third Quarter 1997 included the completion of several large projects in both the United States and the United Kingdom without a corresponding level of projects in Third Quarter 1998; (ii) a $6.1 million increase in standard crane sales attributable to a product mix shift away from engineered cranes, new product sales (trolleys) and the continued expansion of the Company's North American DSC ("DSC") network; (iii) a $2.3 million increase in modernization sales due to increased percentage of completion revenue resulting from several on-going large projects; (iv) a $1.7 million decrease in hoist and component sales resulting from lower winch shipments and a change in product mix, shifting toward more standard hoists; and (v) a $0.5 million increase in combined parts and service sales. The decline in engineered crane sales was primarily due to a downturn in orders in the United Kingdom container crane business and the failure to win certain large projects in the United States.

Cost of sales decreased $7.8 million or 13.0% to $52.2 million in Third Quarter 1998 from $60.0 million in Third Quarter 1997 primarily due to the lower sales volumes described above. Cost of sales continued to decrease as a percentage of net sales from 73.3% in Third Quarter 1997 to 70.1% in Third Quarter 1998 due to the continued shift in the Company's sales mix toward the higher margin standard cranes and aftermarket products and away from engineered cranes.

Selling, general and administrative expenses increased $0.6 million or 4.3% to $14.6 million in Third Quarter 1998 from $14.0 million in Third Quarter 1997. The primary causes were unabsorbed engineering costs due to lower engineered crane sales, additional costs associated with the separation from HII and general cost increases. Additionally, management fees of approximately $0.3 million for the period after the Recapitalization are included in 1998 selling, general and administrative expenses.

Parent management fees allocated by HII (prior to the Recapitalization) (the "HII Management Fee"), which represented an allocation of HII's corporate expenses, were $0.7 million in Third Quarter 1997.

Approximately $7.0 million in interest expense was recorded in Third Quarter 1998 resulting from the issuance of debt in connection with the Recapitalization, including $0.6 million in amortization of related financing costs. The Company paid $1.4 million in interest and commitment fees during the Third Quarter 1998.

The provision for income taxes was approximately 42% and 40% of income before income taxes and minority interest for Third Quarter 1998 and Third Quarter 1997, respectively.

Net income decreased $4.0 million, or 86.9% to $0.6 million in Third Quarter 1998 from $4.6 million in Third Quarter 1997. Net income represented 0.8% of net sales in Third Quarter 1998 compared to 5.7% of net sales in Third Quarter 1997.

The Company's backlog of orders at July 31, 1998 was approximately $83.3 million compared to approximately $108.5 million at July 31, 1997. Bookings in Third Quarter 1998 were $54.2 million compared to $92.9 million in Third Quarter 1997. The change in backlog and bookings was primarily due to weak world wide demand for container cranes during Third Quarter 1998 and the typical variability in booking patterns for highly engineered cranes. Parts and service bookings for the quarter were unchanged compared to the year ago period.

NINE MONTHS ENDED JULY 31, 1998 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1997

Net sales for the nine months ended July 31, 1998 ("First Nine Months 1998") decreased $27.2 million or 10.5% to $231.7 million from $258.9 million for the nine months ended July 31, 1997 ("First Nine Months 1997"). The change in net sales was primarily the result of: (i) a $53.4 million decrease in engineered crane sales worldwide as First Nine Months 1997 included the completion of several large projects in both the United States and the United Kingdom without a corresponding level of projects in First Nine Months 1998; (ii) a $21.2 million increase in standard crane sales in First Nine Months 1998 due to a product mix shift away from engineered cranes, new product sales (trolleys) and the continued expansion of the Company's DSC network; (iii) a $2.8 million increase in modernization sales resulting from percentage of completion revenue recognized on several large, on-going projects; and (iv) a $2.2 million increase in sales of parts, service, hoists and components also due to the expanded DSC network. Included in the above net sales changes is a $7.4 million increase in First Nine Months 1998 due to a full nine month operation of a DSC in Ohio acquired in February 1997. The decline in engineered crane sales was due to a downturn in orders in the United Kingdom container crane business and the failure to win certain large projects in the United States.

Other income - net decreased from $2.3 million in First Nine Months 1997 to $1.1 million in First Nine Months 1998 primarily due to the recognition of a $2.0 million gain in First Nine Months 1997 on an insurance claim relating to a fire at the Morris Mechanical Handling Ltd. facility in the United Kingdom in fiscal 1995. Other income - net in 1998 includes a gain on the sale of certain fixed assets, including a building.

Cost of sales decreased $26.3 million or 13.6% to $167.3 million in First Nine Months 1998 from $193.6 million in First Nine Months 1997 primarily due to the lower sales volumes described above. Cost of sales continued to decrease as a percentage of net sales, from 74.8% in First Nine Months 1997 to 72.2% in First Nine Months 1998. This improvement was caused by a shift in the Company's sales mix toward the higher margin standard cranes and aftermarket products and away from engineered cranes.

Selling, general and administrative expenses increased $2.9 million or 7.0% to $44.1 million in First Nine Months 1998 from $41.2 million in First Nine Months 1997. The most significant cause of the increase was the fact that only five months of selling, general and administrative expenses related to the Ohio DSC (acquired in February 1997) were recorded in First Nine Months 1997. Other causes for the increase were unabsorbed engineering costs due to lower engineered crane sales, additional costs associated with the separation from HII and general cost increases. Additionally, management fees of approximately $0.3 million are included in 1998 selling, general and administrative expenses for periods subsequent to the Recapitalization.

As a result of the Recapitalization, the Company experienced a series of non-recurring employee benefit costs. These costs included severance costs associated with restructuring the Company's United Kingdom manufacturing operation and incentives to certain members of management. While the cost of these incentive payments appear on the Company's income statements, HII, the Company's former parent, not the Company, is responsible for paying these incentives. The severance costs were approximately $0.7 million and the incentives to management were approximately $1.2 million.

Approximately $8.9 million in interest expense was recorded in First Nine Months 1998 resulting from the issuance of debt in connection with the Recapitalization, including $0.7 million of amortization of related financing costs. The Company paid $1.4 million in interest and commitment fees during the First Nine Months 1998.

The provision for income taxes was approximately 40% of income before income taxes and minority interest for both First Nine Months 1998 and First Nine Months 1997.

Net income decreased $9.9 million, or 69.7% to $4.3 million in First Nine Months 1998 from $14.2 million in First Nine Months 1997. Net income represented 1.8% of net sales in First Nine Months 1998 compared to 5.5% of net sales in First Nine Months 1997.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and timing of payments under, percentage-of-completion long-term contracts.

Net cash flow provided by operating activities was $1.6 million for First Nine Months 1998 compared to $12.4 million for First Nine Months 1997. A significant cause of the decrease was due to lower levels of funding provided by HII and its affiliates related to the acquisition of the Ohio DSC in February 1997. Other causes include lower net income, offset by increases in 1998 in non-cash expenses such as depreciation, amortization of financing costs and divestiture bonuses, and changes in cash flows related to the payment of vendor invoices, accrual of interest on indebtedness and the receipt of customer deposits and accounts receivable.

Net cash used for investment and other transactions for First Nine Months 1998 and 1997 was $8.6 million and $13.8 million, respectively. The decrease was primarily due to a lower level of acquisition expenditures, in 1998, offset in part, by the receipt of an insurance claim in 1997 due to an earlier fire. The Company currently anticipates that fiscal 1998 capital expenditure requirements for the maintenance and improvement of existing operations and for the implementation of systems projects will be approximately $5.0 million.

Net cash provided by financing activities was $9.0 million in First Nine Months 1998, compared to net cash used for financing activities of $0.8 million in First Nine Months 1997. The increase was primarily due to financing activities associated with the Recapitalization.

As part of the Recapitalization, MMH sold $200.0 million aggregate principal amount of its Senior Notes. Interest accrues on the Senior Notes from March 30, 1998, the date of issuance of the Senior Notes, and will be payable semi-annually on each April 1 and October 1, commencing October 1, 1998. The Senior Notes will mature on April 1, 2008.

The Company also entered into the New Credit Facility on the date of the Recapitalization Closing, which includes $55.0 million of term loans, a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility provides the Company with up to $70.0 million of availability (of which $15.0 million is required under the indenture governing the Senior Notes (the "Note Indenture") to be reserved for issuance of letters of credit) until the fifth anniversary of the Recapitalization Closing for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions, including a borrowing base test. Up to $20.0 million of the Revolving Credit Facility (of which $15.0 million will not be subject to a borrowing base) is available for the issuance of documentary and standby letters of credit. At July 31, 1998, there were approximately $6.9 million of borrowings outstanding and $3.2 million of letters of credit and surety bonds issued under the Revolving Credit Facility. The Acquisition Facility permits the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing (and to repay the same in installments prior to the seventh anniversary of the Recapitalization Closing) to finance acquisitions, subject to compliance with certain conditions. Term Loan A ($20.0 million) is payable in 20 quarterly installments, which commenced on June 30, 1998, and Term Loan B ($35.0 million) is payable in 28 quarterly installments, which commenced on June 30, 1998.

Aggregate yearly term loan principal payments under the New Credit Facility are as follows: (i) $675,000 in 1998; (ii) $2,100,000 in 1999; (iii) $3,600,000 in
2000; (iv) $5,100,000 in 2001; (v) $6,600,000 in 2002; (vi) $11,988,000 in 2003;
(vii) $16,625,000 in 2004; and (viii) $8,313,000 in 2005. Historically, the
Company's interest expense has
not been material. On a pro forma basis, assuming the Recapitalization had occurred on November 1, 1996, the Company's cash interest expense for 1997 would have been $24,841,000.

Borrowings under the New Credit Facility bear interest at various interest rates based on certain floating reference rates (the "Floating Rate"). To limit the effect of increases in the interest rates under the New Credit Facility, the Company has entered into an interest rate swap arrangement. The effect of this agreement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the New Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 2.25% or 2.75%, as applicable. As a result, the interest rates applicable to Term Loan A and Term Loan B at July 31, 1998 have been fixed at 8.125% and 8.625%, respectively. The differential between the Floating Rate and the Fixed Rate is accrued as interest rates change and is recorded as interest expense. Payments under the swap are made quarterly. At July 31, 1998, the interest rate on borrowings outstanding under the Revolving Credit Facility was 7.9%.

Borrowings under the New Credit Facility are (i) secured by substantially all of the present and future assets of MMH and its subsidiaries located in the United States and the United Kingdom, certain of MMH's subsidiaries' present and future assets located in Canada and by a pledge of substantially all of the issued and outstanding shares of capital stock of MMH and its current and future subsidiaries and (ii) guaranteed by Holdings and substantially all of MMH's subsidiaries.

As of July 31, 1998, Holdings and the Company had an aggregate of $264.5 million of indebtedness outstanding, including $200.0 million principal amount of the Senior Notes issued by MMH and $61.6 million of borrowings under the New Credit Facility. The Company's known debt service and lease commitments for the next twelve months amounts to approximately $31.1 million, consisting of $1.7 million in principal payments, $25.3 million in interest payments and $4.1 million in lease payments.

At July 31, 1998, MMH had, subject to compliance with certain conditions, approximately $59.3 million of availability (of which $15.0 million is required under the Note Indenture to be reserved for issuance of letters of credit) under the Revolving Credit Facility. Management believes that cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet MMH's anticipated cash requirements for interest and principal payments, working capital, the payments to be made to Holdings described below and capital expenditures for the next twelve months and thereafter. The Company also expects that expansion and future acquisitions will be financed from funds generated from operations and borrowings under the Revolving Credit Facility and the Acquisition Facility.

Holdings primary cash needs are for administrative expenses and for the payment of income taxes of Holdings and its affiliates related to the MHE Business. Holdings is a holding company that conducts all of its operations through its subsidiaries. Consequently, Holdings' ability to meet its cash needs depends upon receiving dividends, loans, advances or other payments from its subsidiaries. The New Credit Facility and the Note Indenture generally restrict the ability of Holdings' subsidiaries to transfer funds to Holdings, other than for administrative fees and expenses (subject to a general limit) and other than for the payment of income taxes. Under the terms of the Note Indenture, the Company is generally restricted from paying dividends or making other restricted payments to Holdings unless, among other things, the ratio of the Company's EBITDA (defined as operating income before depreciation, amortization, the HII Management Fee, non-recurring employee benefit costs and charges related to certain depreciation expenses for HarnCo assets) to Consolidated Interest Expense (as defined in the Note Indenture) for the four most recent consecutive fiscal quarters is at least 2 to 1. Moreover, the terms of the Series A Senior Preferred Stock, as well as the Series B Junior Preferred Stock and the Series C Junior Voting Preferred Stock, restrict the ability of Holdings and its subsidiaries to incur additional indebtedness. As a result of these restrictions, among others, there can be no assurance that Holdings will have available to it sufficient cash resources to pay cash dividends on the Series A Senior Preferred Stock (or on the Series B Junior Preferred Stock and Series C Junior Voting Preferred Stock) commencing October 1, 2003. In addition, all issues of Holdings' preferred stock are mandatorily redeemable. The inability of Holdings' subsidiaries, or any limitation on such ability, to pay dividends or make other payments to Holdings could have a material adverse effect on Holdings' ability to meet its cash requirements.

MMH has no operations or assets other than an investment in its operating subsidiaries. Accordingly, MMH's ability to service its debt also depends upon receiving dividends, loans, advances or other payments from its subsidiaries. There are no current material restrictions on the ability of its subsidiaries to pay dividends or otherwise make payments to MMH. In addition, MMH anticipates that there will not be any material economic restrictions or adverse tax effects with respect to MMH's ability to repatriate foreign assets. There can be no assurance, however, that such limitations will not exist in the future. Although the New Credit Facility and the Note

Indenture impose certain limitations on the ability of subsidiaries of MMH to enter into agreements restricting their ability to declare dividends or make distributions or advances to MMH, such limitations are subject to a number of qualifications. The inability of MMH's subsidiaries, or any limitation on such ability, to pay dividends or make other payments to MMH could have a material adverse effect on MMH's ability to meet its cash requirements.

The Company's products are sold in over 50 countries around the world. Although revenues of the Company are generated in foreign currencies, the vast majority of both sales and associated costs are in United States dollars, Pounds Sterling and Canadian Dollars. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. Such foreign currency contracts historically have not been material in amount.

FUTURE ACCOUNTING CHANGES

The Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for periods beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material effect on the Company's financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued by the FASB and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that business enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also, establishes standards for related disclosures about products and services, geographic areas and major customers. Management is addressing the applicability of this statement to its financial statements.

YEAR 2000 COMPLIANCE

The Year 2000 issue arises as a result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is currently in the process of identifying those programs and systems that are not Year 2000 compliant. At this time, the Company does not anticipate that the costs to ensure that its systems will be Year 2000 compliant will have a material adverse effect on its business, financial condition and results of operations. Because the Company has not yet completed the analysis of its software applications, however, there can be no assurance that at the year 2000 such systems will in fact be compliant. If the systems of the Company or other companies on whose services the Company depends, or with whom the Company's systems interface are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include competitive conditions in the markets served by the Company, changes in the Company's plans regarding capital expenditures, general economic conditions, unanticipated events related to solving the Year 2000 issue and interest and foreign currency fluctuations. Shareholders, note holders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

                           PART II. OTHER INFORMATION

Item  1.  Legal Proceedings

     From time to time, the subsidiaries of MMH are involved in routine litigation incident to their operations. MMH and Holdings believe that any pending or threatened litigation will not have a material adverse effect on their consolidated results of operations and financial condition.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item  6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 27 Financial Data Schedule

    (b)   Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarter ended July 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                              MORRIS MATERIAL HANDLING, INC.

                              (Registrant)

Date: September 14, 1998     /s/ David D. Smith
                             ------------------------------
                              David D. Smith
                              Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)

                              MMH HOLDINGS, INC.
                                 (Registrant)

Date: September 14, 1998     /s/ David D. Smith
                             ------------------------------
                              David D. Smith
                              Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.              Exhibit Description
-----------              -------------------
  27.1                   Financial Data Schedule

  27.2                   Financial Data Schedule
