Form 10-Q
period 1999-01-31
MORRIS MATERIAL HANDLING INC
filed 1999-03-17
CIK 1060951

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1999

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

                              --------------------
                              --------------------




Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                    Yes X   No


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (March 15, 1999):


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

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                      INDEX



         INTRODUCTION                                                                                  2


         PART I -FINANCIAL STATEMENTS:

              MMH Holdings, Inc.


                  Condensed Balance Sheets                                                             4
                  Condensed Statements of Operations and Comprehensive Income (Loss)                   5
                  Condensed Statements of Cash Flows                                                   6
                  Statements of Preferred Stock and Shareholders' Equity                               7


              Morris Material Handling, Inc.


                  Condensed Balance Sheets                                                             8
                  Condensed Statements of Operations and Comprehensive Income (Loss)                   9
                  Condensed Statements of Cash Flows                                                  10
                  Statements of Shareholder's Equity                                                  11


              Notes to Financial Statements of
                  MMH Holdings, Inc. and
                  Morris Material Handling, Inc.                                                      12


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations of
                  MMH Holdings, Inc. and
                  Morris Material Handling, Inc.                                                      23


         PART II - OTHER INFORMATION:


              Item 1.   Legal Proceedings                                                             31
              Item 2.   Changes in Securities                                                         31
              Item 3.   Defaults upon Senior Securities                                               31
              Item 4.   Submission of Matters to a Vote of Security Holders                           31
              Item 5.   Other Information                                                             31
              Item 6.   Exhibits and Reports on Form 8-K                                              31


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

This combined Form 10-Q is separately filed by MMH Holdings, Inc. and by Morris Material Handling, Inc. The unaudited interim financial statements presented in this combined report (collectively, the "Financial Statements") include the financial statements of Holdings, as well as separate financial statements for MMH. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf.

Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management's expectations or beliefs concerning future events. The forward looking statements include, without limitation, the ability of the Registrants to meet their future liquidity needs. The Registrants caution that those statements are further qualified by important factors that could cause actual results to differ from those in the forward looking statements. Certain factors that might cause such a difference are detailed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Factors."

                               MMH HOLDINGS, INC.
                               ------------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                     ASSETS

                                                January 31,         October 31,
                                                   1999                1998
                                                (Unaudited)
Current Assets
   Cash and cash equivalents (Note 5)          $       3,360      $        2,534
   Accounts receivable-net                            72,158              81,947
   Inventories                                        42,822              42,561
   Other current assets                               14,912              11,467
                                               -------------      --------------
                                                     133,252             138,509
                                               -------------      --------------



Property, Plant and Equipment
   Cost                                               68,525              67,649
   Less accumulated depreciation                     (27,703)            (26,579)
                                               -------------      --------------
                                                      40,822              41,070
                                               -------------      --------------


Other Assets
   Goodwill                                           41,575              39,843
   Debt financing costs                               18,581              18,905
   Deferred income taxes                              68,937              65,979
   Other                                               8,449               6,691
                                               -------------      --------------
                                                     137,542             131,418
                                               -------------      --------------






                                               $     311,616      $      310,997
                                               -------------      --------------
                                               -------------      --------------







                                                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            January 31,        October 31,
                                                               1999               1998
                                                            (Unaudited)
Current Liabilities
  Short-term notes payable and current
   portion of long-term obligations (Note 5)             $     5,198         $    2,262
  Revolving Credit Facility Borrowings (Note 5)                5,317                  -
  Term Loans (Note 5)                                         53,988                  -

  Acquisition Facility Line Borrowings (Note 5)                7,430                  -


   Bank overdrafts                                             1,488              1,252

   Trade accounts payable                                     25,489             32,893
   Advance payments and progress billings                      8,438              9,399
   Accrued interest                                            7,037              2,201
   Other current liabilities                                  25,893             29,946
                                                       -------------       ------------
                                                             140,278             77,953

 Term Loans (Note 5)                                               -             52,225
 Acquisition Facility Line Borrowings(Note 5)                      -              6,194
 Senior Notes                                                200,000            200,000
 Other Long-Term Obligations                                   4,116              3,405
 Deferred Income Taxes                                         2,650              2,698



 Minority Interest                                              358                364
 Commitments and Contingencies (Note 6)
 Mandatorily Redeemable Preferred Stock                      98,446             95,351
 Shareholders' Equity                                      (134,232)          (127,193)
                                                       ------------        -----------

                                                       $  311,616          $   310,997
                                                       ------------        ------------
                                                       ------------        ------------


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                               ------------------

       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
       ------------------------------------------------------------------

                                   (UNAUDITED)
                                   -----------

                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                              For the Three Months
                                                                                ENDED JANUARY 31,
                                                                          1999                    1998
                                                                     ---------------         ---------------
Revenues
   Net Sales                                                         $        67,920         $        76,483
   Other Income - Net                                                            102                     284
                                                                     ---------------         ---------------

                                                                              68,022                  76,767

Cost of Sales                                                                 50,614                  56,653

Selling, General and Administrative Expenses                                  15,933                  14,360
HII Management Fee                                                               -                       677
Non-Recurring Employee Benefit Costs                                             -                       120
                                                                     ---------------         ---------------

Operating Income                                                               1,475                   4,957

Interest (Expense) Income - Net
   HII Affiliates                                                                -                      (687)
   Third Party                                                                (6,908)                   (158)
                                                                     ---------------         ---------------

Income (Loss) Before Income Taxes
 and Minority Interest                                                        (5,433)                  4,112

Benefit (Provision) for Income Taxes                                           2,453                  (1,987)
Minority Interest                                                                  6                      14
                                                                     ---------------         ---------------

Net Income (Loss)                                                             (2,974)                  2,139

Foreign Currency Translation Adjustments                                        (970)                   (405)
                                                                     ---------------         ---------------


Comprehensive Income (Loss)                                          $        (3,944)        $         1,734
                                                                     ---------------         ---------------
                                                                     ---------------         ---------------




    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                               ------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (UNAUDITED)
                                   -----------

                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                             For the Three Months
                                                                                ENDED JANUARY 31,
                                                                                -----------------
                                                                          1999                    1998
                                                                          ----                    ----
Operating Activities
    Net income (loss)                                                $        (2,974)        $         2,139
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                           1,806                   1,659
       Amortization of debt financing costs                                      324                       -
       Deferred income taxes - net                                            (2,957)                     46
       Other                                                                      (6)                     48
    Changes in working capital, excluding the
    effects of acquisition opening balance sheets:
       Accounts receivable                                                    11,912                   5,274
       Inventories                                                               810                  (4,512)
       Other current assets                                                   (3,578)                 (1,618)
       Trade accounts payable and bank overdrafts                             (8,317)                 (7,345)
       Advance payments and progress billings                                 (1,349)                  2,659
       Accrued interest                                                        4,836                       -
       Other current liabilities                                              (2,909)                    982
       Activity with parent and other affiliates - net                             -                   5,928
                                                                     ---------------         ---------------
Net cash provided by (used for) operating activities                          (2,402)                  5,260
                                                                     ---------------         ---------------

Investment and Other Transactions
    Fixed asset additions - net                                               (1,634)                   (816)
    Acquisition of businesses - net of cash acquired                          (4,989)                      -
    Other - net                                                                 (150)                    466
                                                                     ---------------         ---------------
Net cash used for investment and other transactions                           (6,773)                   (350)
                                                                     ---------------         ---------------

Financing Activities
    Changes in short-term debt and notes payable                              10,354                    (207)
    Net repayment of Revolving Credit Facility borrowings                     (1,200)                      -
    Proceeds from Acquisition Facility Line borrowings                         1,235                       -
    Repayments of long-term debt                                                (337)                      -
                                                                     ---------------         ---------------
Net cash provided by (used for) financing activities                          10,052                    (207)
                                                                     ---------------         ---------------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                                       (51)                     82
                                                                     ---------------         ---------------
Increase in Cash and Cash Equivalents                                            826                   4,785
Cash and Cash Equivalents

    Beginning of Period                                                        2,534                   1,532
                                                                     ---------------         ---------------
    End of Period                                                    $         3,360         $         6,317
                                                                     ---------------         ---------------
                                                                     ---------------         ---------------




    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                               ------------------

             STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
             ------------------------------------------------------

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                   -------------------------------------------

                                   (UNAUDITED)
                                   -----------

                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                   Preferred Stock
                               ---------------------------------------------------------------------------------
                                     Series A                   Series B                 Series C
                               ----------------------   ------------------------   ---------------------
                                  Shares     Carrying      Shares      Carrying    Shares       Carrying
                               Outstanding     Value    Outstanding      Value     Outstanding  Value     Total
                               ----------------------   ------------------------   ---------------------  ------
BALANCE AT OCTOBER 31, 1998       61,188     $ 59,217     5,105        $  5,156     30,678      $ 30,978  $ 95,351

Net loss

Change in foreign currency
   translation

Preferred stock dividends                       1,835                       156                      958     2,949

Amortization of preferred stock
  discount                                        146                                                          146
                                --------     --------   -------        --------     ------      --------  --------



BALANCE AT JANUARY 31, 1999       61,188     $ 61,198     5,105        $  5,312     30,678      $ 31,936  $ 98,446
                                --------     --------   -------        --------     ------      --------  --------
                                --------     --------   -------        --------     ------      --------  --------










                                                            Parent           Accumulated
                                 Common Stock              Investment/          Other                           Total
                               --------------------
                                  Shares       Par        Additional         Comprehensive    Retained      Shareholders'
                               Outstanding    Value      Paid-in-capital       Loss           Earnings          Equity
                               --------------------      ---------------   ---------------    --------     --------------
BALANCE AT OCTOBER 31, 1998     10,889        $  -       $  (121,860)      $(2,741)           $   (2,592)  $  (127,193)

Net loss                                                                                          (2,974)       (2,974)

Change in foreign currency
   translation                                                                (970)                               (970)

Preferred stock dividends                                                                         (2,949)       (2,949)

Amortization of preferred stoc
  discount                                                                                          (146)         (146)
                                -------       --------   -----------       ---------         ----------    --------------



BALANCE AT JANUARY 31, 1999     10,889        $  -       $ (121,860)       $ (3,711)         $  (8,661)    $    (134,232)
                                -------       --------   -----------       ---------         ----------    --------------
                                -------       --------   -----------       ---------         ----------    --------------



    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                             (DOLLARS IN THOUSANDS)
                             ----------------------


                                    ASSETS
                                    ------


                                                January 31,         October 31,
                                                   1999                1998
                                               ------------       --------------
                                                (Unaudited)
Current Assets
   Cash and cash equivalents (Note 5)          $       3,360      $        2,534
   Accounts receivable-net                            72,158              81,947
   Inventories                                        42,822              42,561
   Other current assets                               14,912              11,467
                                               -------------      --------------
                                                     133,252             138,509
                                               -------------      --------------



Property, Plant and Equipment
   Cost                                               68,525              67,649
   Less accumulated depreciation                     (27,703)            (26,579)
                                               -------------      --------------
                                                      40,822              41,070
                                               -------------      --------------


Other Assets
   Goodwill                                           41,575              39,843
   Debt financing costs                               18,581              18,905
   Deferred income taxes                              68,937              65,979
   Other                                               8,449               6,691
                                               -------------      --------------
                                                     137,542             131,418
                                               -------------      --------------






                                               $     311,616      $      310,997
                                               -------------      --------------
                                               -------------      --------------


                               LIABILITIES AND SHAREHOLDER'S EQUITY
                               ------------------------------------


                                                               January 31,        October 31,
                                                                  1999               1998
                                                               -----------        ------------
                                                               (Unaudited)
       Current Liabilities
         Short-term notes payable and current
          portion of long-term obligations (Note 5)            $     5,198        $  2,262
         Revolving Credit Facility Borrowings (Note 5)               5,317               -
         Term Loans (Note 5)                                        53,988               -

         Acquisition Facility Line Borrowings (Note 5)               7,430               -


         Bank overdrafts                                             1,488           1,252

         Trade accounts payable                                     25,489          32,893
         Advance payments and progress billings                      8,438           9,399
         Accrued interest                                            7,037           2,201

         Other current liabilities                                  25,893          29,946
                                                             -------------       -------------
                                                                   140,278          77,953

       Term Loans (Note 5)                                               -          52,225
       Acquisition Facility Line Borrowings (Note 5)                     -           6,194
       Senior Notes                                                200,000         200,000
       Other Long-Term Obligations                                   4,116           3,405
       Deferred Income Taxes                                         2,650           2,698




       Minority Interest                                               358             364
       Commitments and Contingencies (Note 6)
       Shareholder's Equity                                       (35,786)         (31,842)
                                                             ------------        ------------

                                                             $     311,616       $ 310,997
                                                             -------------       -------------
                                                             -------------       -------------





    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------

       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
       ------------------------------------------------------------------

                                   (UNAUDITED)
                                   -----------

                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                             For the Three Months
                                                                                Ended January 31,
                                                                     ---------------------------------------
                                                                          1999                    1998
                                                                     ---------------         ---------------
Revenues
   Net Sales                                                         $        67,920         $        76,483
   Other Income - Net                                                            102                     284
                                                                     ---------------         ---------------

                                                                              68,022                  76,767

Cost of Sales                                                                 50,614                  56,653

Selling, General and Administrative Expenses                                  15,933                  14,360
HII Management Fee                                                               -                       677
Non-Recurring Employee Benefit Costs                                             -                       120
                                                                     ---------------         ---------------

Operating Income                                                               1,475                   4,957

Interest (Expense) Income - Net
   HII Affiliates                                                                -                      (687)
   Third Party                                                                (6,908)                   (158)
                                                                     ---------------         ---------------

Income (Loss) Before Income Taxes
 and Minority Interest                                                        (5,433)                  4,112

Benefit (Provision) for Income Taxes                                           2,453                  (1,987)
Minority Interest                                                                  6                      14
                                                                     ---------------         ---------------

Net Income (Loss)                                                             (2,974)                  2,139

Foreign Currency Translation Adjustments                                        (970)                   (405)
                                                                     ---------------         ---------------


Comprehensive Income (Loss)                                          $        (3,944)        $         1,734
                                                                     ---------------         ---------------
                                                                     ---------------         ---------------





    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (UNAUDITED)
                                   -----------

                             (DOLLARS IN THOUSANDS)
                             ----------------------

                                                                             For the Three Months
                                                                                Ended January 31,
                                                                     ---------------------------------------
                                                                          1999                    1998
                                                                     ---------------         ---------------

Operating Activities
    Net income (loss)                                                $        (2,974)        $         2,139
    Add (deduct)-items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                           1,806                   1,659
       Amortization of debt financing costs                                      324                       -
       Deferred income taxes-net                                              (2,957)                     46
       Other                                                                      (6)                     48
    Changes in working capital, excluding the
     effects of acquisition opening balance sheets:
       Accounts receivable                                                    11,912                   5,274
       Inventories                                                               810                  (4,512)
       Other current assets                                                   (3,578)                 (1,618)
       Trade accounts payable and bank overdrafts                             (8,317)                 (7,345)
       Advance payments and progress billings                                 (1,349)                  2,659
       Accrued interest                                                        4,836                       -
       Other current liabilities                                              (2,909)                    982
       Activity with parent and other affiliates-net                               -                   5,928
                                                                     ---------------         ---------------
Net cash provided by (used for) operating activities                          (2,402)                  5,260
                                                                     ---------------         ---------------

Investment and Other Transactions
    Fixed asset additions-net                                                 (1,634)                   (816)
    Acquisition of businesses-net of cash acquired                            (4,989)                      -
    Other-net                                                                   (150)                    466
                                                                     ---------------         ---------------
Net cash used for investment and other transactions                           (6,773)                   (350)
                                                                     ---------------         ---------------

Financing Activities
    Changes in short-term debt and notes payable                              10,354                    (207)
    Net repayment of Revolving Credit Facility borrowings                     (1,200)                      -
    Proceeds from Acquisition Facility Line borrowings                         1,235                       -
    Repayments of long-term debt                                                (337)                      -
                                                                     ---------------         ---------------
Net cash provided by (used for) financing activities                          10,052                    (207)
                                                                     ---------------         ---------------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                                       (51)                     82
                                                                     ---------------         ---------------
Increase in Cash and Cash Equivalents                                            826                   4,785

Cash and Cash Equivalents

    Beginning of Period                                                        2,534                   1,532
                                                                     ---------------         ---------------
    End of Period                                                    $         3,360         $         6,317
                                                                     ---------------         ---------------
                                                                     ---------------         ---------------

    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                       ----------------------------------
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------
                             (DOLLARS IN THOUSANDS)
                             ----------------------



                                             Common Stock           Parent         Accumulated
                                             ------------         Investment/          Other                             Total
                                          Shares        Par       Additional       Comprehensive     Retained         Shareholder's
                                        Outstanding    Value    Paid-in-Capital        Loss          Earnings            Equity
                                        -----------    -----    ---------------    -------------     --------         -------------
BALANCE AT OCTOBER 31, 1998                   100   $    -       $ (33,392)        $  (2,741)        $   4,291         $ (31,842)

Net loss                                                                                                (2,974)           (2,974)

Change in foreign currency
   translation                                                                          (970)                               (970)
                                          -------   -------      ----------        ----------        ----------        ---------




BALANCE AT JANUARY 31, 1999                   100   $     -      $  (33,392)       $  (3,711)        $   1,317         $ (35,786)
                                          -------   -------      ----------        ----------        ----------        ---------
                                          -------   -------      ----------        ----------        ----------        ---------


The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                               ------------------

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                    UNAUDITED
                                    ---------

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

The accompanying unaudited financial statements should be read in conjunction with the combined 1998 Annual Report on Form 10-K of Holdings and the Company. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of results of operations and financial position have been included in the accompanying balance sheets and statements of operations. The results of operations for the three months ended January 31, 1999 are not, however, indicative of the results which may be expected for fiscal 1999.

NOTE 2 - RECAPITALIZATION TRANSACTION

The Recapitalization was effectuated pursuant to the January 28, 1998 Recapitalization Agreement among MHE Investments, HarnCo and certain of HII's affiliates. Pursuant to this agreement, HarnCo and other HII affiliates effected a number of transactions which resulted in Holdings owning, directly or indirectly, the equity interests of all of the operating entities engaged in the MHE Business. Holdings, in turn, formed MMH as a wholly owned subsidiary to directly or indirectly hold the various operating entities engaged in the MHE Business.

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

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued (the "Note Offering") $200 million of aggregate principal amount of 9 1/2% senior notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "New Credit Facility") (See Notes 5 and 6). MMH also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations. MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which on a combined basis totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds were used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings,
(ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.


At January 31, 1999, MHE Investments owns approximately 72.6% of the common stock of Holdings and $30.7 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owns approximately 20.8% of the common stock of Holdings and $5.1 million liquidation preference of the Series B Junior Preferred Stock. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 6.6% of the outstanding common stock of Holdings and $61.2 million liquidation preference of the Series A Senior Preferred Stock.

NOTE 3 - ACQUISITIONS

During the three months ended January 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3,158, net of cash acquired. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1,108 was recorded and is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005. During the three months ended January 31, 1999, the Company made final consideration payments of $1,507 related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1,332 in the three months ended January 31, 1999. Additionally, a payment of $100 was made toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the three months ended January 31, 1999 and accordingly, such information is not presented.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                                                            January 31,       October 31,
                                                                                1999              1998
                                                                          ----------------- -----------------
              Raw material                                                    $ 18,348             $14,517
              Work-in-process                                                   22,024              20,545
              Finished parts                                                     9,861              14,910
                                                                          ----------------- -----------------
                                                                                50,233              49,972
              Less excess of current cost over
              stated LIFO value                                                 (7,411)             (7,411)
                                                                          ----------------- -----------------
                                                                               $42,822             $42,561
                                                                          ----------------- -----------------
                                                                          ----------------- -----------------

NOTE 5 - INDEBTEDNESS

The New Credit Facility and the indenture governing the Senior Notes (the "Note Indenture") contain a number of covenants that, among other things, limit Holdings' and its subsidiaries' ability to prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. In addition, the New Credit Facility limits Holdings' and its subsidiaries' ability to incur indebtedness and the Note Indenture limits the Company's and its subsidiaries' ability to incur indebtedness. The New Credit Facility also requires Holdings and its subsidiaries to comply with certain financial ratios and borrowing condition tests based on quarterly measurements of the latest twelve months results of operations, under which Holdings and its subsidiaries are required to achieve and maintain certain financial and operating results. A breach of any of these covenants would result in a default under the Note Indenture or the New Credit Facility, or both. In the event of any such default, the lenders under the New Credit Facility and/or the holders of the Senior Notes could elect to declare all amounts borrowed under the New Credit

Facility and/or the Senior Notes, as applicable, together with accrued interest thereon, to be due and payable which would also result in an event of default under the Surety Arrangement.


The Company did not meet certain of the ratios and tests under the New Credit Facility for the period ended January 31, 1999. The Company, however, obtained a waiver of such financial covenants for the period ended January 31, 1999 and of all financial covenants for the period ended April 30, 1999, which is effective through June 14, 1999, permitting the Company to borrow certain amounts under the Revolving Credit Facility to meet its projected working capital requirements. Under the terms of the waiver, the Company may not, without prior bank consent, for the duration of the waiver period, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount in excess of $5.0 million. At March 3, 1999, after giving effect to the waiver, the Company had, subject to certain conditions, approximately $25.4 million of availability under the Revolving Credit Facility. As a result of the covenant violations under the New Credit Facility at January 31, 1999 and the Company's anticipated violation of required covenants and tests at compliance dates during the next twelve months, the borrowings outstanding under the New Credit Facility of $66.7 million (after giving effect to the repayment of $25.4 million described below) are classified as current liabilities in the accompanying January 31, 1999 balance sheets. Cash and borrowings under the revolving portion of the New Credit Facility in the accompanying balance sheets at January 31, 1999 have been reduced by the repayment subsequent to January 31, 1999 of $25.4 million borrowed under the New Credit Facility on January 29, 1999. The Company has begun negotiations with the lending institutions which may result in amendments to the New Credit Facility. The results of the negotiations will not be available until the third quarter of fiscal 1999. In the event that no amendment can be negotiated, the lenders under the New Credit Facility could elect, when the current waiver expires, to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would be an event of default under the Note Indenture and the Surety Arrangement. There can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at January 31, 1999: (i) $3.6 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $4.3 million under a surety arrangement for outstanding surety bonds and (iii) $3.3 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At January 31, 1999, approximately $30.2 million of HII Group letters of credit and surety bonds remained outstanding.

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

HarnCo has been and is currently a defendant to a number of asbestos related lawsuits and will likely be named in future such actions. Most suits involve multiple defendants including asbestos manufacturers. MMH has agreed to indemnify HarnCo and its affiliates with respect to any liabilities in excess of insurance arising in connection with past and future asbestos litigation relating to the MHE Business. HII's insurance program included coverage for asbestos related claim activity through 1986, when coverage for asbestos related claims ceased to be available. HII's insurer has provided first dollar coverage for policy periods through 1976. During the 1977 to 1985 policy periods, HII had a variety of policies, with retention levels ranging from $100,000 to $15.0 million and total coverage limits ranging from $12.5 million to $50.0 million. To date, HII's insurer has paid all indemnification liabilities relating to asbestos claims (which amounts have not been material to the MHE Business) but there can be no assurance such insurers will continue to do so in the future or that there will be insurance coverage for such claims. In addition, policy primary aggregate levels were exhausted in certain years, which would require the participation of excess insurers for future claim activity. Given its experience to date with such claims, the Company believes that its exposure to asbestos related claims is not material, but there can be no assurance that such liability will not in fact be material.

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

NOTE 7 - GEOGRAPHICAL INFORMATION

Geographical information for the three months ended January 31, 1999 and 1998, respectively, are as follows:


                                                                   Sales to       Operating     End of Period
                                      Total        Interarea     Unaffiliated       Income      Identifiable
                                    Net Sales        Sales        Customers         (Loss)         Assets
                                 ---------------- ------------ ----------------- ------------- ----------------

January 31, 1999
   United States                    $ 40,187      $       -    $     40,187      $      354    $     204,079
   Europe                             13,278         (1,052)         12,226            (350)          59,719
   Other Foreign                      15,507              -          15,507           1,471           47,818
   Interarea Eliminations             (1,052)         1,052               -               -
                                 ---------------- ------------ ----------------- ------------- ----------------

                                    $ 67,920      $       -    $     67,920      $   1,475     $     311,616

                                 ---------------- ------------ ----------------- ------------- ----------------

January 31, 1998
   United States                   $   47,732     $       -    $     47,732      $   4,055     $     104,960
   Europe                              17,502        (2,231)         15,271            231            60,690
   Other Foreign                       13,480             -          13,480            671            34,729
   Interarea Eliminations              (2,231)        2,231               -              -                 -
                                 ---------------- ------------ ----------------- ------------- ----------------

                                   $   76,483     $       -    $     76,483      $   4,957     $     200,379

                                 ---------------- ------------ ----------------- ------------- ----------------
                                 ---------------- ------------ ----------------- ------------- ----------------



The $111.2 million increase in net identifiable assets from $200.4 million at January 31, 1998 to $311.6 million at January 31, 1999 is primarily the result of deferred income taxes and deferred financing costs recorded in connection with the Recapitalization discussed in Note 2 above.

NOTE 8 - SALE OF FACILITY

During the three months ended Janaury 31, 1998, the Company completed the sale of its Dayton, Ohio land and building which it had acquired in connection with the acquisition of an aftermarket operation during the prior year. The operation's former owners reacquired these assets in exchange for a note receivable of $427,000 and settlement of the remaining amount of $300,000 due to the former owners related to the Company's acquisition. The balance of the note was collected in full by the Company during the three months ended April 30, 1998. No significant gain or loss was recognized in connection with this transaction.

NOTE 9 - SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 1999
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                           Non           Morris                     Consolidated
                                                         Guarantor      Guarantor       Material                   Morris Material
ASSETS                                                 Subsidiaries   Subsidiaries   Handling, Inc.  Eliminations  Handling, Inc.
                                                       ------------   ------------   --------------  ------------  --------------
Current Assets
   Cash and cash equivalents                          $      3,017     $       143    $       200    $         -     $     3,360
   Accounts receivable - net                                67,440           4,718              -              -          72,158
   Intercompany accounts receivable                         29,841               -         14,513        (44,354)              -
   Inventories                                              40,083           2,739              -              -          42,822
   Other current assets                                      5,351           1,673          7,888              -          14,912
                                                      ------------     -----------    -----------    -----------     -----------
                                                           145,732           9,273         22,601        (44,354)        133,252
                                                      ------------     -----------    -----------    -----------     -----------
Property, Plant and Equipment                               38,227           2,595              -              -          40,822
                                                      ------------     -----------    -----------    -----------     -----------

Other Assets
   Goodwill                                                 39,537           2,038              -              -          41,575
   Debt financing costs                                          -               -         18,581              -          18,581
   Noncurrent intercompany receivable                        3,783               -         80,968        (84,751)              -
   Investment in affiliates                                     89               -         67,994        (68,083)              -
   Deferred income taxes                                       709               -         68,228              -          68,937
   Other                                                     8,449               -              -              -           8,449
                                                      ------------     -----------    -----------    -----------     -----------

                                                            52,567           2,038        235,771       (152,834)        137,542
                                                      ------------     -----------    -----------    -----------     -----------
                                                      $    236,526     $    13,906    $   258,372    $  (197,188)    $   311,616
                                                      ------------     -----------    -----------    -----------     -----------
                                                      ------------     -----------    -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations                  $      5,158     $        40    $         -    $         -     $     5,198
   Revolving credit facility borrowings                      5,317               -              -              -           5,317
   Term loans                                                    -               -         53,988              -          53,988
   Acquisition facility line borrowings                          -               -          7,430              -           7,430
   Bank overdrafts                                               5           1,483              -              -           1,488
   Trade accounts payable                                   23,433           2,056              -              -          25,489
   Intercompany accounts payable                            14,513           4,357         25,484        (44,354)              -
   Advance payments and progress billings                    8,438               -              -              -           8,438
   Accrued interest                                            110               -          6,927              -           7,037
   Other current liabilities                                24,769           1,124              -              -          25,893
                                                      ------------     -----------    -----------    -----------     -----------
                                                            81,743           9,060         93,829        (44,354)        140,278
                                                      ------------     -----------    -----------    -----------     -----------

Senior Notes                                                     -               -        200,000              -         200,000
Other Long-Term Obligations                                  3,171             616            329              -           4,116
Noncurrent intercompany payable                             80,968           3,783              -        (84,751)              -
Deferred Income Taxes                                        2,650               -              -              -           2,650

Minority Interest                                                -               -              -            358             358
Mandatorily Redeemable Preferred Stock                           -               -              -              -               -
Stockholders' Equity                                        67,994             447        (35,786)       (68,441)        (35,786)
                                                      ------------     -----------    -----------    -----------     -----------

                                                      $    236,526     $    13,906    $   258,372    $  (197,188)    $   311,616
                                                      ------------     -----------    -----------    -----------     -----------
                                                      ------------     -----------    -----------    -----------     -----------











                                                                           Consolidated
                                                  MMH                           MMH
ASSETS                                      Holdings, Inc.  Eliminations  Holdings, Inc.
                                            --------------  ------------  --------------
Current Assets
   Cash and cash equivalents                 $         -    $          -  $       3,360
   Accounts receivable - net                           -               -         72,158
   Intercompany accounts receivable                    -               -              -
   Inventories                                         -               -         42,822
   Other current assets                                -               -         14,912
                                             -----------     -----------    -----------
                                                       -               -        133,252
                                             -----------     -----------    -----------
Property, Plant and Equipment                          -               -         40,822
                                             -----------     -----------    -----------

Other Assets
   Goodwill                                            -               -         41,575
   Debt financing costs                                -               -         18,581
   Noncurrent intercompany receivable                  -               -              -
   Investment in affiliates                      (35,786)         35,786              -
   Deferred income taxes                               -               -         68,937
   Other                                               -               -          8,449
                                             -----------     -----------    -----------

                                                 (35,786)         35,786        137,542
                                             -----------     -----------    -----------
                                             $   (35,786)    $    35,786    $   311,616
                                             -----------     -----------    -----------
                                             -----------     -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations         $         -            -             5,198
   Revolving credit facility borrowings                -            -             5,317
   Term loans                                          -            -            53,988
   Acquisition facility line borrowings                -            -             7,430
   Bank overdrafts                                     -            -             1,488
   Trade accounts payable                              -            -            25,489
   Intercompany accounts payable                       -            -                 -
   Advance payments and progress billings              -            -             8,438
   Accrued interest                                    -            -             7,037
   Other current liabilities                           -            -            25,893
                                             -----------     --------       -----------
                                                       -            -           140,278
                                             -----------     --------       -----------

Senior Notes                                           -            -           200,000
Other Long-Term Obligations                            -            -             4,116
Noncurrent intercompany payable                        -            -                 -
Deferred Income Taxes                                  -            -             2,650

Minority Interest                                      -            -               358
Mandatorily Redeemable Preferred Stock            98,446            -            98,446
Stockholders' Equity                            (134,232)      35,786          (134,232)
                                             -----------     --------       -----------

                                             $   (35,786)    $ 35,786       $   311,616
                                             -----------     --------       -----------
                                             -----------     --------       -----------

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 1998
                                  ($ in 000's)


                                                                           Non           Morris                     Consolidated
                                                         Guarantor      Guarantor       Material                   Morris Material
ASSETS                                                 Subsidiaries   Subsidiaries   Handling, Inc.  Eliminations  Handling, Inc.
                                                       ------------   ------------   --------------  ------------  --------------
Current Assets
   Cash and cash equivalents                          $      2,214     $       320    $         -    $         -     $     2,534
   Accounts receivable - net                                76,000           5,947              -              -          81,947
   Intercompany accounts receivable                         20,687               -          6,915        (27,602)              -
   Inventories                                              39,749           2,812              -              -          42,561
   Other current assets                                      5,218             384          5,865              -          11,467
                                                      ------------     -----------    -----------    -----------     -----------
                                                           143,868           9,463         12,780        (27,602)        138,509
                                                      ------------     -----------    -----------    -----------     -----------
Property, Plant and Equipment                               38,295           2,775              -              -          41,070
                                                      ------------     -----------    -----------    -----------     -----------

Other Assets
   Goodwill                                                 37,767           2,076              -              -          39,843
   Debt financing costs                                          -               -         18,905              -          18,905
   Noncurrent intercompany receivable                        3,853               -         83,416        (87,269)              -
   Investment in affiliates                                    331               -         66,732        (67,063)              -
   Deferred income taxes                                         -               -         65,979              -          65,979
   Other                                                     6,691               -              -              -           6,691
                                                      ------------     -----------    -----------    -----------     -----------

                                                            48,642           2,076        235,032       (154,332)        131,418
                                                      ------------     -----------    -----------    -----------     -----------
                                                      $    230,805     $    14,314    $   247,812    $  (181,934)    $   310,997
                                                      ------------     -----------    -----------    -----------     -----------
                                                      ------------     -----------    -----------    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations                  $        122     $        40    $     2,100    $         -     $     2,262
   Bank overdrafts                                               -           1,252              -              -           1,252
   Trade accounts payable                                   30,539           2,354              -              -          32,893
   Intercompany accounts payable                             6,915           4,130         16,557        (27,602)              -
   Advance payments and progress billings                    9,394               5              -              -           9,399
   Accrued interest                                              -               -          2,201              -           2,201
   Other current liabilities                                29,763           1,329         (1,146)             -          29,946
                                                      ------------     -----------    -----------    -----------     -----------
                                                            76,733           9,110         19,712        (27,602)         77,953
                                                      ------------     -----------    -----------    -----------     -----------

Term loans                                                       -               -         52,225              -          52,225
Acquisition facility line borrowings                             -               -          6,194              -           6,194
Senior Notes                                                     -               -        200,000              -         200,000
Other Long-Term Debt                                         1,226             656          1,523              -           3,405
Noncurrent intercompany payable                             83,416           3,853              -        (87,269)              -
Deferred Income Taxes                                        2,698               -              -              -           2,698

Minority Interest                                                -               -              -            364             364
Mandatorily Redeemable Preferred Stock                           -               -              -              -               -
Stockholders' Equity                                        66,732             695        (31,842)       (67,427)        (31,842)
                                                      ------------     -----------    -----------    -----------     -----------

                                                      $    230,805     $    14,314    $   247,812    $  (181,934)    $   310,997
                                                      ------------     -----------    -----------    -----------     -----------
                                                      ------------     -----------    -----------    -----------     -----------





                                                                            Consolidated
                                                   MMH                           MMH
ASSETS                                       Holdings, Inc.  Eliminations  Holdings, Inc.
                                             --------------  ------------  --------------
Current Assets
   Cash and cash equivalents                  $         -               -          2,534
   Accounts receivable - net                            -               -         81,947
   Intercompany accounts receivable                     -               -              -
   Inventories                                          -               -         42,561
   Other current assets                                 -               -         11,467
                                              -----------     -----------    -----------
                                                        -               -        138,509
                                              -----------     -----------    -----------
Property, Plant and Equipment                           -               -         41,070
                                              -----------     -----------    -----------

Other Assets
   Goodwill                                             -               -         39,843
   Debt financing costs                                 -               -         18,905
   Noncurrent intercompany receivable                   -               -              -
   Investment in affiliates                       (31,842)         31,842              -
   Deferred income taxes                                -               -         65,979
   Other                                                -               -          6,691
                                              -----------     -----------    -----------

                                                  (31,842)         31,842        131,418
                                              -----------     -----------    -----------
                                              $   (31,842)    $    31,842    $   310,997
                                              -----------     -----------    -----------
                                              -----------     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations          $         -     $      -       $     2,262
   Bank overdrafts                                      -            -             1,252
   Trade accounts payable                               -            -            32,893
   Intercompany accounts payable                        -            -                 -
   Advance payments and progress billings               -            -             9,399
   Accrued interest                                     -            -             2,201
   Other current liabilities                            -            -            29,946
                                              -----------     --------       -----------
                                                        -            -            77,953
                                              -----------     --------       -----------

Term loans                                              -            -            52,225
Acquisition facility line borrowings                    -            -             6,194
Senior Notes                                            -            -           200,000
Other Long-Term Debt                                    -            -             3,405
Noncurrent intercompany payable                         -            -                 -
Deferred Income Taxes                                   -            -             2,698

Minority Interest                                       -            -               364
Mandatorily Redeemable Preferred Stock             95,351            -            95,351
Stockholders' Equity                             (127,193)      31,842          (127,193)
                                              -----------     --------       -----------

                                              $   (31,842)    $ 31,842       $   310,997
                                              -----------     -----------    -----------
                                              -----------     -----------    -----------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                           Non           Morris                     Consolidated
                                                         Guarantor      Guarantor       Material                   Morris Material
                                                       Subsidiaries   Subsidiaries   Handling, Inc.  Eliminations  Handling, Inc.
                                                      ------------    ------------   ------------    ------------  ---------------
Revenues
   Net Sales                                          $     64,139     $     4,097    $         -    $      (316)    $    67,920
   Other Income - net                                           77              25              -              -             102
                                                      ------------     -----------    -----------    -----------     -----------
                                                            64,216           4,122              -           (316)         68,022

Cost of Sales                                               47,832           3,098              -           (316)         50,614
Selling, General and
  Administrative Expenses                                   14,823             887            223              -          15,933
                                                      ------------     -----------    -----------    -----------     -----------

Operating Income (Loss)                                      1,561             137           (223)             -           1,475

Interest (Expense) Income - net
   Affiliates                                               (1,610)            (95)         1,705              -               -
   Third Party                                                (131)           (138)        (6,639)             -          (6,908)
                                                      ------------     -----------    -----------    -----------     -----------

Loss Before Income Taxes, Equity in Earnings
(Loss) of Subsidiaries and Minority Interest                  (180)            (96)        (5,157)             -          (5,433)
Benefit for Income Taxes                                       206               -          2,247              -           2,453
Equity in Earnings (Loss) of Subsidiaries                      (90)              -            (64)           154               -
Minority Interest                                                -               -                             6               6
                                                      ------------     -----------    -----------    -----------     -----------
Net Income (Loss)                                     $        (64)    $       (96)   $    (2,974)   $       160     $    (2,974)
                                                      ------------     -----------    -----------    -----------     -----------
                                                      ------------     -----------    -----------    -----------     -----------






                                                                                 Consolidated
                                                        MMH                           MMH
                                                  Holdings, Inc.  Eliminations  Holdings, Inc.
                                                  -------------   ------------  -------------
Revenues
   Net Sales                                       $         -     $         -    $    67,920
   Other Income - net                                        -               -            102
                                                   -----------     -----------    -----------
                                                             -               -         68,022

Cost of Sales                                                -               -         50,614
Selling, General and
  Administrative Expenses                                    -               -         15,933


Operating Income (Loss)                                      -               -          1,475

Interest (Expense) Income - net
   Affiliates                                                -               -              -
   Third Party                                               -               -         (6,908)
                                                   -----------     -----------    -----------

Loss Before Income Taxes, Equity in Earnings
  (Loss) of Subsidiaries and Minority Interest               -               -         (5,433)
Benefit for Income Taxes                                     -               -          2,453
Equity in Earnings (Loss) of Subsidiaries               (2,974)          2,974              -
Minority Interest                                            -               -              6
                                                   -----------     -----------    -----------
Net Income (Loss)                                  $    (2,974)    $     2,974    $    (2,974)
                                                   -----------     -----------    -----------
                                                   -----------     -----------    -----------

            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                 Non
                                                        Guarantor             Guarantor
                                                      Subsidiaries           Subsidiaries        Eliminations         Combined
                                                      ------------           ------------        ------------        -----------
Revenues
   Net Sales                                          $     73,136           $     5,210               (1,863)       $    76,483
   Other Income - net                                          284                     -                    -                284
                                                      ------------           -----------          -----------        -----------
                                                            73,420                 5,210               (1,863)            76,767

Cost of Sales                                               54,562                 3,954               (1,863)            56,653
Selling, General and
  Administrative Expenses                                   13,157                 1,203                    -             14,360
HII Management Fee                                             677                     -                    -                677
Non-Recurring Employee Benefit Costs                           120                     -                    -                120
                                                      ------------           -----------          -----------        -----------

Operating Income                                             4,904                    53                    -              4,957

Interest Expense - net
   HII Affiliates                                             (642)                  (45)                   -               (687)
   Third Party                                                 (12)                 (146)                   -               (158)
                                                      ------------           -----------          -----------        -----------

Income (Loss) Before Income Taxes, Equity in Loss
  of Combined Affiliates and Minority Interest               4,250                  (138)                   -              4,112
Provision for Income Taxes                                  (1,976)                  (11)                                 (1,987)
Equity in Loss  of Combined Affiliates                        (135)                    -                  135                  -
Minority Interest                                                -                     -                   14                 14
                                                      ------------           -----------          -----------        -----------
Net Income (Loss)                                     $      2,139           $      (149)         $       149        $     2,139
                                                      ------------           -----------          -----------        -----------
                                                      ------------           -----------          -----------        -----------

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                           Non           Morris                     Consolidated
                                                         Guarantor      Guarantor       Material                   Morris Material
                                                       Subsidiaries   Subsidiaries   Handling, Inc.  Eliminations  Handling, Inc.
                                                       ------------   ------------   -------------   ------------  -------------

Operating Activities
   Net income (Loss)                                   $       (64)   $        (96)  $     (2,974)    $       160  $      (2,974)
   Add (deduct) - items not affecting cash provided by
    operating activities:

       Depreciation and amortization                         1,744              62              -              -           1,806
       Amortization of debt financing costs                      -               -            324              -             324
       Equity in loss of subsidiaries                           90               -             64           (154)              -
       Deferred income taxes - net                            (709)              -         (2,248)             -          (2,957)
       Other                                                     -               -              -             (6)             (6)

   Changes in working capital, excluding the
    effects of acquisition opening
     balance sheets:
       Accounts receivable                                  11,031             881              -              -          11,912
       Inventories                                             936            (126)             -              -             810
       Other current assets                                  7,434          (1,391)        (9,621)             -          (3,578)
       Trade accounts payable and bank overdrafts           (8,434)            117              -              -          (8,317)
       Accrued interest                                        110               -          4,726              -           4,836
       Other current liabilities                           (14,714)            383         10,073              -          (4,258)
                                                       -----------     -----------    -----------    -----------     -----------
   Net cash provided by (used for) operating
     activities                                             (2,576)           (170)           344              -          (2,402)
                                                       -----------     -----------    -----------    -----------     -----------

Investment and Other Transactions
   Fixed asset additions - net                              (1,586)            (48)             -              -          (1,634)
   Acquisition of businesses - net of cash acquired         (4,989)              -              -              -          (4,989)
   Other - net                                                (114)            (36)             -              -            (150)
                                                       -----------     -----------    -----------    -----------     -----------
   Net cash used for investment and other transactions      (6,689)            (84)             -              -          (6,773)
                                                       -----------     -----------    -----------    -----------     -----------

Financing Activities

   Changes in short-term debt and notes payable             10,268              86              -              -          10,354
   Net repayments of Revolving Credit Facility
    borrowings                                                   -               -         (1,200)             -          (1,200)

   Proceeds from Acquisition Facility Line borrowings            -               -          1,235              -           1,235
   Distribution to parent                                     (158)              -            158              -               -
   Repayments of long-term debt                                  -               -           (337)             -            (337)
                                                       -----------     -----------    -----------    -----------     -----------
   Net cash provided by (used for) financing
     activities                                             10,110              86           (144)             -          10,052
                                                       -----------     -----------    ------------   -----------     -----------

Effect of Exchange Rate Changes on Cash and Cash
 Equivalents                                                   (42)             (9)             -               -            (51)
                                                       -----------     -----------    ------------   -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents               803            (177)           200                            826
Cash and Cash Equivalents

   Beginning of Period                                       2,214             320              -              -           2,534
                                                       -----------     -----------    -----------    -----------     -----------
   End of Period                                       $     3,017     $       143    $       200    $         -     $     3,360
                                                       -----------     -----------    ------------   -----------     -----------
                                                       -----------     -----------    ------------   -----------     -----------




                                                                                    Consolidated
                                                           MMH                           MMH
                                                     Holdings, Inc.  Eliminations  Holdings, Inc.
                                                     --------------  ------------  -------------

Operating Activities
   Net income (Loss)                                  $    (2,974)   $      2,974   $     (2,974)
   Add (deduct) - items not affecting cash provided by
    operating activities:

       Depreciation and amortization                            -               -          1,806
       Amortization of debt financing costs                     -               -            324
       Equity in loss of subsidiaries                       2,974          (2,974)             -
       Deferred income taxes - net                              -               -         (2,957)
       Other                                                    -               -             (6)

   Changes in working capital, excluding the
    effects of acquisition opening
     balance sheets:
       Accounts receivable                                      -               -         11,912
       Inventories                                              -               -            810
       Other current assets                                     -               -         (3,578)
       Trade accounts payable and bank overdrafts               -               -         (8,317)
       Accrued interest                                         -               -          4,836
       Other current liabilities                                -               -         (4,258)
                                                      -----------     -----------    -----------
   Net cash provided by (used for) operating
     activities                                                 -               -         (2,402)
                                                      -----------     -----------    -----------

Investment and Other Transactions
   Fixed asset additions - net                                  -               -         (1,634)
   Acquisition of businesses - net of cash acquired             -               -         (4,989)
   Other - net                                                  -               -           (150)
                                                      -----------     -----------    -----------
   Net cash used for investment and other transactions          -               -         (6,773)
                                                      -----------     -----------    -----------

Financing Activities

   Changes in short-term debt and notes payable                 -               -         10,354
   Net repayments of Revolving Credit Facility
    borrowings                                                  -               -         (1,200)

   Proceeds from Acquisition Facility Line borrowings           -               -          1,235
   Distribution to parent                                       -               -              -
   Repayments of long-term debt                                 -               -           (337)
                                                      -----------     -----------    -----------
   Net cash provided by (used for) financing
     activities                                                 -               -         10,052
                                                      -----------     -----------    -----------

Effect of Exchange Rate Changes on Cash and Cash
 Equivalents                                                  -               -              (51)
                                                      -----------     -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents                                             826
Cash and Cash Equivalents

   Beginning of Period                                          -               -          2,534
                                                      -----------     -----------    -----------
   End of Period                                      $         -     $         -    $     3,360
                                                      -----------     -----------    -----------
                                                      -----------     -----------    -----------

            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                                          Non
                                                           Guarantor                    Guarantor
                                                         Subsidiaries                 Subsidiaries                  Eliminations
                                                         ------------                 -----------                   ------------
Operating Activities
   Net income                                             $     2,139                 $      (149)                   $       149
   Add (deduct) - items not affecting cash provided by
    operating activities:
       Depreciation and amortization                            1,541                         118                              -
       Equity in loss of combined activities                      135                           -                           (135)
       Deferred income taxes - net                                 46                           -                              -
       Other                                                       34                           -                             14
   Changes in working capital, excluding the
    effects of acquisition opening balance sheets:
       Accounts receivable                                      4,642                         632                              -
       Inventories                                             (3,154)                     (1,358)                             -
       Other current assets                                    (1,587)                        (31)                             -
       Trade accounts payable and bank overdrafts              (6,481)                       (864)                             -
       Other current liabilities                                3,373                         296                            (28)
       Activity with parent and other affiliates - net          4,682                       1,246                              -
                                                          -----------                 -----------                    -----------
   Net cash provided by (used for) operating activities         5,370                        (110)                             -
                                                          -----------                 -----------                    -----------

Investment and Other Transactions
   Fixed asset additions - net                                   (798)                        (18)                             -
   Other - net                                                    357                         109                              -
                                                          -----------                 -----------                    -----------
   Net cash provided by (used for) investment and other
    transactions                                                 (441)                         91                              -

Financing Activities
   Repayments of short-term debt and notes payable               (207)                          -                              -
                                                          -----------                 -----------                    -----------
   Net cash used for financing activities                        (207)                          -                              -
                                                          -----------                 -----------                    -----------

Effect of Exchange Rate Changes on Cash and Cash
   Equivalents                                                     91                          (9)                             -

Increase (Decrease) in Cash and Cash Equivalents                4,813                         (28)                             -
Cash and Cash Equivalents

   Beginning of Period                                          1,393                         139                              -
                                                          -----------                 -----------                    -----------
   End of Period                                          $     6,206                 $       111                    $         -
                                                          -----------                 -----------                    -----------
                                                          -----------                 -----------                    -----------










                                                                         Combined
                                                                         -----------
Operating Activities
   Net income                                                            $  2,139
   Add (deduct) - items not affecting cash provided by
    operating activities:
       Depreciation and amortization                                          1,659
       Equity in loss of combined activities                                      -
       Deferred income taxes - net                                               46
       Other                                                                     48
   Changes in working capital, excluding the
    effects of acquisition opening balance sheets:
       Accounts receivable                                                    5,274
       Inventories                                                           (4,512)
       Other current assets                                                  (1,618)
       Trade accounts payable and bank overdrafts                            (7,345)
       Other current liabilities                                              3,641
       Activity with parent and other affiliates - net                        5,928
                                                                        -----------
   Net cash provided by (used for) operating activities                       5,260
                                                                        -----------

Investment and Other Transactions
   Fixed asset additions - net                                                 (816)
   Other - net                                                                  466
                                                                        -----------
   Net cash provided by (used for) investment and other
    transactions                                                               (350)

Financing Activities
   Repayments of short-term debt and notes payable                             (207)
                                                                        -----------
   Net cash used for financing activities                                      (207)
                                                                        -----------

Effect of Exchange Rate Changes on Cash and Cash
   Equivalents                                                                   82
                                                                        -----------
Increase (Decrease) in Cash and Cash Equivalents                              4,785
Cash and Cash Equivalents

   Beginning of Period                                                        1,532
                                                                        -----------
   End of Period                                                        $     6,317
                                                                        -----------
                                                                        -----------

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED PREVIOUSLY IN THIS DOCUMENT. THE COMPANY'S FISCAL YEAR ENDS OCTOBER 31. CONSEQUENTLY, ANY REFERENCE TO ANY PARTICULAR FISCAL YEAR MEANS THE FISCAL YEAR ENDED OCTOBER 31 OF SUCH YEAR.

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


In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility ("the New Credit Facility"). The New Credit Facility includes $55.0 million of term loans, a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility provides the Company with up to $70.0 million of available borrowings (of which $15.0 million is required under the indenture that governs the Senior Notes (the "Note Indenture") to be reserved for issuance of letters of credit) for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility permits the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions.

At the Recapitalization Closing, (i) MHE Investments paid HarnCo $54.0 million for 72.6% of Holdings' common stock (the "Holdings Common Stock") (after giving effect to the Transactions) and approximately $28.9 million liquidation preference of Holdings' Series C Junior Voting Exchangeable Preferred Stock (the "Holdings Series C Junior Voting Preferred Stock"), (ii) Holdings redeemed certain shares of Holdings Common Stock and Holdings Series C Junior Voting Preferred Stock from HarnCo for $282.0 million in cash (subject to potential post-Recapitalization adjustments as to which an additional $5.0 million was provided to HarnCo) and approximately $4.8 million liquidation preference of Holdings' Series B Junior Exchangeable Preferred Stock (the "Holdings Series B Junior Preferred Stock"), and (iii) HarnCo retained approximately 20.8% of the Holdings Common Stock (after giving effect to the Transactions).

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates will continue to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $30.2 million as of January 31, 1999). MMH paid a pro-rated fee of $290,000 for calendar year 1998 at the Recapitalization Closing. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

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

For income tax purposes, Holdings and MMH were deemed to acquire the assets of the MHE Business pursuant to Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, in connection with the Transactions. Accordingly, the Recapitalization increased the tax basis of certain assets and created tax-deductible goodwill, which will generate significant future tax deductions to reduce taxable income.

ACQUISITIONS

During the three months ended January 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3,158, net of cash acquired. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1,108 was recorded and is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005. During the three months ended January 31, 1999, the Company made final consideration payments of $1,507 related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1,332 in the three months ended January 31, 1999. Additionally, a payment of $100 was made toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the three months ended January 31, 1999 and accordingly, such information is not presented.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated.

                                                             SUPPLEMENTAL DATA
                                                           (DOLLARS IN MILLIONS)


                                          THREE MONTHS ENDED                 THREE MONTHS ENDED
                                           JANUARY 31, 1999                   JANUARY 31, 1998
                                    ------------------------------     ------------------------------
                                                       PERCENT OF                         PERCENT OF
                                          $             NET SALES            $             NET SALES
                                    -------------    -------------     -------------    -------------

Net Sales                             $   67.9            100.0%         $    76.5           100.0%
Other income - net                         0.1              0.1%               0.3             0.4%
Cost of sales                             50.6             74.5%              56.7            74.1%
Selling, general and
      administrative expenses             15.9             23.4%              14.4            18.8%
Other costs                                -                 -                 0.8             1.1%
Operating income                           1.5              2.2%               4.9             6.4%
Interest expense                          (6.9)           -10.2%              (0.8)           -1.1%
Tax benefit (expense)                      2.4              3.5%              (2.0)           -2.6%
Net income (loss)                         (3.0)            -4.5%               2.1             2.7%


THREE MONTHS ENDED JANUARY 31, 1999 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

Net sales for the three months ended January 31, 1999 ("First Quarter 1999") decreased $8.6 million or 11.2% to $67.9 million from $76.5 million for the three months ended January 31, 1998 ("First Quarter 1998"). The decrease in net sales was primarily caused by the following: (i) a decrease of $7.2 million in engineered crane sales worldwide as First Quarter 1998 included the completion of certain large projects in both the United States and the United Kingdom without a corresponding level of projects in First Quarter 1999; and (ii) a decrease in overall parts sales of $2.7 million or 13.9% from $19.3 million in First Quarter 1998 to $16.6 million in First Quarter 1999 as a result of reduced purchasing levels by several large customers, certain delays by suppliers causing an increase in the parts backlog since October 31, 1998 and continued consolidation of parts warehouses causing some shipment delays. These decreases were partially offset by an increase in modernization sales and an increase in service sales.

Cost of sales decreased $6.1 million or 10.8% to $50.6 million in First Quarter 1999 from $56.7 million in First Quarter 1998 primarily due to the lower sales volumes described above. However, cost of sales increased as a percentage of net sales from 74.1% in First Quarter 1998 to 74.5% in First Quarter 1999 due to a lower level of factory costs absorbed and a higher level of manufacturing variances as a result of the lower level of volume in manufacturing operations and several customer-delayed crane projects in North America. These cost increases were partially offset by the continued shift in the Company's sales mix toward the higher margin standard cranes and aftermarket products and away from engineered cranes.


Selling, general and administrative expenses increased $1.5 million or 10.4% to $15.9 million in First Quarter 1999 from $14.4 million in First Quarter 1998. The primary causes were the increased administrative resources necessary to replace functions formerly performed by HII and their affiliates, including information systems and certain accounting and human resource functions, and increases due to the fiscal 1998 acquisitions, subsequent to First Quarter 1998. Additionally, management fees of approximately $0.3 million are included in First Quarter 1999 selling, general and administrative expenses. These increases were offset by savings incurred due to the fiscal 1998 restructuring of the United Kingdom and United States manufacturing operations and other cost-reducing measures.


Parent management fees allocated by HII (prior to the Recapitalization) (the "HII Management Fee"), which represented an allocation of HII's corporate expenses, were $0.7 million in First Quarter 1998.

Approximately $6.9 million in interest expense was recorded in First Quarter 1999 resulting from the issuance of debt in connection with the Recapitalization, including $0.5 million in amortization of related financing costs. The Company paid $2.1 million in interest and commitment fees during the First Quarter 1999.

The income tax benefit in First Quarter 1999 was approximately 45% of loss before income taxes and minority interest as compared to a provision for income taxes of 48% in First Quarter 1998.

The Company's backlog of orders at January 31, 1999 was approximately $92.5 million compared to approximately $99.7 million at January 31, 1998. Bookings in First Quarter 1999 were $63.1 million compared to $78.5 million in First Quarter 1998. Quotation activity was strong in First Quarter 1999, but the awarding of many orders was delayed. The change in backlog and bookings was primarily due to the typical variability in booking patterns for highly engineered cranes and fewer parts and service bookings.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and the timing of payments under, percentage-of-completion long-term contracts.

Net cash flow used for operating activities was $2.4 million in First Quarter 1999 compared to net cash flow provided by operating activities of $5.3 million in First Quarter 1998. The $7.7 million decrease in operating cash flow was due primarily to: a $5.1 million decrease in net income; a $3.0 million increase in deferred tax assets, generated by the net loss in First Quarter 1999; a $0.5 increase in depreciation, amortization of intangible assets and amortization of debt financing costs which were incurred during the Recapitalization; an $11.9 million decrease in accounts receivable during First Quarter 1999 versus a $5.3 million decrease in First Quarter 1998; an increase in inventory and other assets of $2.8 million in First Quarter 1999 versus an increase in First Quarter 1998 of $6.1 million; an increase in accrued interest of $4.8 million in First Quarter 1999 caused by the issuance of debt in the Recapitalization; a decrease in accounts payable, accruals and other liabilities of $12.6 million in First Quarter 1999 versus a decrease of $3.7 million in First Quarter 1998 caused by decreases in income taxes payable and the reduction of customer deposits due to product shipment; and the reduction of funding from the Company's former parent of $5.9 million.

Net cash used for investment and other transactions for First Quarter 1999 and First Quarter 1998 was $6.8 million and $0.4 million, respectively. During the First Quarter 1999, $5.0 million of cash was used for an acquisition related to the Company's distribution and service center network and payments made with respect to three earlier acquisitions. Additionally, capital expenditures increased to $1.6 million in First Quarter 1999 from $0.8 million in First Quarter 1998. The First Quarter 1999 expenditures included computers and upgrades, new operating system software, office and warehouse consolidations and manufacturing equipment.

Net cash provided by financing activities was $10.1 million in First Quarter 1999 (after giving effect to the repayment subsequent to January 31, 1999 of $25.4 million that was borrowed on January 29, 1999, as described below) versus net cash used in financing activities of $0.2 million in First Quarter 1998. Net borrowings (after giving effect to the repayment of the $25.4 million subsequent to January 31, 1999) included $10.4 million under the Revolving Credit Facility in the United States, Canada and the United Kingdom. The Company also borrowed $1.2 million under the Acquisition Credit Facility.

The New Credit Facility contains financial ratio covenants and borrowing condition tests based on the latest twelve month results of operations of the Company. The Company did not meet certain of the ratios and tests under the New Credit Facility for the period ended January 31, 1999. The Company obtained a waiver of such financial covenants, however, for the period ended January 31, 1999 and of all financial covenants for the period ended April
30, 1999, effective through June 14, 1999, permitting the Company to borrow certain amounts under the Revolving Credit Facility to meet its projected working capital requirements. Under the terms of the waiver, the Company may not, without prior bank consent, for the duration of the waiver period, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount in excess of $5.0 million.
At March 3, 1999 after giving effect to the waiver obtained from the lender, the Company had, subject to certain conditions, approximately $25.4 million of availability under the Revolving Credit Facility. As a result of the covenant violations under the New Credit Facility at January 31, 1999 and the Company's anticipated violation of required covenants and tests at compliance dates during the next twelve months, the borrowings outstanding under the New Credit Facility of $66.7 million (after giving effect to the repayment of $25.4 million subsequent to January 31, 1999 described below) are classified as current liabilities in the accompanying January 31, 1999 balance sheets.
Cash and borrowings under the revolving portion of the New Credit Facility in the accompanying balance sheets at January 31, 1999 have been reduced by the repayment since January 31, 1999 of $25.4 million borrowed under the New Credit Facility on January 29, 1999. The Company has begun negotiations with the lending institutions which may result in amendments to the New Credit Facility. The results of the negotiations will not be available until the third quarter of fiscal 1999. In the event that no amendment can be negotiated, the lenders under the New Credit Facility could elect, when the current waiver expires, to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would be an event of default under the Note Indenture and the Surety Arrangement. There can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement.


CAUTIONARY FACTORS

This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:

         o The Company's principal business includes designing, manufacturing, marketing and servicing large cranes for the capital goods industries. Long periods of time are often necessary to plan, design and build these machines. With respect to these machines, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by some of the Company's customers to purchase these machines and to finance the steel mills, paper mills and other facilities that use these machines. The Company's success in obtaining and managing sales opportunities can affect the Company's financial performance. In addition, some projects are located in undeveloped or developing economies where business conditions are less predictable.

         o The Company incurred significant debt in connection with the Recapitalization. As of January 31, 1999, the Company had an aggregate of approximately $277.5 million of outstanding indebtedness, after giving effect to the repayment subsequent to January 31, 1999 of $25.4 million that the Company borrowed on January 29, 1999. At March 3, 1999, the Company also had, under the terms of the waiver and subject to certain conditions, approximately $25.4 million of availability under the Revolving Credit Facility. The level of consolidated indebtedness could impact the ability of the Company to obtain additional financing for acquisitions, working capital and capital expenditures. It may also cause the Company to be at a competitive disadvantage because it is more highly leveraged than some of its competitors. A downturn in the Company's business will have a more significant impact on its results of operations and cash flows. In addition, borrowings under the New Credit Facility are (i) secured by substantially all of the present and future assets of the Company and its subsidiaries located in the United States and the United Kingdom, certain of the Company's subsidiaries' present and future assets located in Canada and by a pledge of substantially all of the issued and outstanding shares of capital stock of the Company and its current and future subsidiaries and (ii) guaranteed by Holdings and substantially all of the Company's subsidiaries.

         o The New Credit Facility contains financial ratio covenants and borrowing condition tests based on the latest twelve month results of operations of the Company. The Company did not meet certain of the ratios and tests under the New Credit Facility for the period ended January 31, 1999. The Company, however, obtained a waiver of such financial covenants for the period ended January 31, 1999 and of all financial covenants for the period ended April 30, 1999, effective through June 14, 1999, permitting the Company to borrow certain amounts under the Revolving Credit Facility to meet its projected working capital requirements. Under the terms of the waiver, the Company may not, without prior bank consent, for the duration of the waiver period, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount in excess of $5.0 million. The Company has begun negotiations with the lending institutions which may result in amendments to the New Credit Facility. The results of the negotiations will not be available until the third quarter of fiscal 1999. In the event that no amendment can be negotiated, the lenders under the New Credit Facility could elect, when the current waiver expires, to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would be an event of default under the Note Indenture and the Surety Arrangement. There can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement.

         o The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Australia and Singapore and is establishing joint ventures in Malaysia, Thailand and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Australia and the United Kingdom) accounted for 36.2%, 41.8% and 36.1% of the Company's aggregate net sales in 1998, 1997 and 1996, respectively; and 40.8% and 37.6% in First Quarter 1999 and First Quarter 1998, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

         o The markets in which the Company operates are highly competitive. Both domestically and internationally, the Company faces competition from a number of different manufacturers in each of its product lines, some of which have greater financial and other resources than the Company. The principal competitive factors affecting the Company include performance, functionality, price, brand recognition, customer service and support, financial strength and stability, and product availability. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

         o The Company's business is affected by the state of the United States and global economy in general, and by the varying economic cycles of the industries in which its products are used. There can be no assurance that any future condition of the United States economy or the economies of the other countries in which the Company does business will not have an adverse effect on the Company's business, operations or financial performance.

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

The Company's operations in Oak Creek, Wisconsin are in the process of replacing their existing business system. The decision to replace the system was based solely on the need to move off of the current system which is shared with

HarnCo. HII has certified that the current system is already Year 2000 compliant and the vendor of the replacement system has represented to the Company that such system is as well (which representation has been confirmed by an outside consultant). The implementation of the new system is expected to be completed in the third quarter of fiscal 1999. The Company has sought and received representations from the applicable vendors that the business systems used in the United Kingdom, South Africa, Australia, Singapore, Canada, and Mexico are either already Year 2000 compliant or will be before January 1, 2000. The Year 2000 compliant version of the operating system used in the North American distribution and service business is currently being tested by the Company and is expected to be in place prior to the year 2000.

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

The Company has used and will continue to use all internal resources to resolve any Year 2000 issues. The Company plans to complete its Year 2000 remediation in the summer of 1999. Total expenses on the project through January 31, 1999 were approximately $1.4 million and were primarily related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental costs related to Year 2000 are $0.4 million and should not be material to the Company's financial position.

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

FUTURE ACCOUNTING CHANGES

The Financial Accounting Standards Board (FASB) has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for periods beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued by the FASB and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that business enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of evaluating the effect of SFAS No. 131 on its financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 31, 1997. This standard's objective is to improve pension and other postretirement benefits disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is potentially exposed to market risk asssociated with changes in foreign exchange and interest rates. From time to time the Company will enter into derivative financial instruments to hedge these exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate and foreign exchange rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's 1998 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS


        In October 1998, the Company received a request from a former customer to arbitrate a claim arising out of an accident that occurred in Ireland involving two cranes sold by the Company in 1992. The claim alleges direct damages of approximately $12.8 million plus lost revenue due to business interruption. The Company is working with its insurance broker to determine the availability of insurance coverage, if any. The contract between the Company and the claimant provides that the contract is governed by Irish law and that all disputes are to be resolved by arbitration in Ireland. Given the recent nature of the claim, it is not possible to reasonably estimate the range of any potential loss in the event that insurance coverage is not available. Management intends to vigorously defend the matter.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27  Financial Data Schedule

(b)     Reports on Form 8-K


        The Registrants filed no reports on Form 8-K during the quarter ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                             MMH HOLDINGS, INC.


     Date:  March 17, 1999                    /S/ DAVID D. SMITH
                                             -------------------
                                             David D. Smith
                                             Vice President  - Finance
                                             (Principal Financial Officer)



                                             MORRIS MATERIAL HANDLING, INC.


     Date:  March 17, 1999                    /S/ DAVID D. SMITH
                                             -------------------
                                             David D. Smith
                                             Vice President  - Finance
                                             (Principal Financial Officer)


     EXHIBIT
     NUMBER                          EXHIBIT DESCRIPTION
     ------                          -------------------

4.9           Amendment No.1 dated as of August 28, 1998 to the Credit
              Agreement, dated March 30, 1998, among MMH Holdings, Inc., Morris
              Material Handling, Inc., Material Handling, LLC, Morris Material
              Handling, Ltd., Mondel ULC, Kaverit Steel and Crane ULC and
              Canadian Imperial Bank of Commerce, as Administrative Agent,
              Credit Agricole Indosuez, as Syndication Agent, BankBoston, N.A., as Documentation Agent, and the Lending Institutions listed therein.


27.1          Financial Data Schedule

27.2          Financial Data Schedule
