Form 10-Q
period 2000-04-30
MORRIS MATERIAL HANDLING INC; MMH HOLDINGS INC
filed 2000-06-30
CIK 1060951, 1060948

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

                  For the quarterly period ended April 30, 2000


 Commission       Registrant; State of Incorporation;         IRS EMPLOYER
 File Number      Address; and Telephone Number               Identification No.

 333-52529        MMH HOLDINGS, INC.                          39-1924039
                  (a Delaware Corporation)
                  315 W. Forest Hill Avenue
                  Oak Creek, Wisconsin 53154
                  (414) 764-6200

 333-52527        MORRIS MATERIAL HANDLING, INC.              39-1716155
                  (a Delaware Corporation)
                  315 W. Forest Hill Avenue
                  Oak Creek, Wisconsin 53154
                  (414) 764-6200





Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                                ---      ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (June 20, 2000):

   MMH Holdings, Inc.               Nonvoting common stock, $.01 Par Value,
                                    4,350 shares outstanding. Voting common stock, $.01 Par Value, 10,169 shares outstanding.

   Morris Material Handling, Inc.   Common stock, $.01 Par Value, 100  shares
                                    outstanding. MMH Holdings, Inc. holds all of the outstanding common stock of Morris
                                    Material Handling, Inc.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                      INDEX


     INTRODUCTION                                                           2

     PART I -FINANCIAL INFORMATION:

          Item 1.  Financial Statements

          MMH Holdings, Inc.

               Condensed Balance Sheets                                     4
               Condensed Statements of Operations and Comprehensive
               Income (Loss)                                                5
               Condensed Statements of Cash Flows                           6
               Statements of Preferred Stock and Shareholders' Equity       7

          Morris Material Handling, Inc.

               Condensed Balance Sheets                                     8
               Condensed Statements of Operations and Comprehensive
               Income (Loss)                                                9
               Condensed Statements of Cash Flows                          10
               Statements of Shareholder's Equity                          11

          Notes to Financial Statements of
               MMH Holdings, Inc. and
               Morris Material Handling, Inc.                              12


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations of
                   MMH Holdings, Inc. and Morris Material
                   Handling, Inc.                                          31

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                             41

     PART II - OTHER INFORMATION:

          Item 1.  Legal Proceedings                                       42
          Item 2.  Changes in Securities                                   42
          Item 3.  Defaults upon  Senior  Securities                       42
          Item 4.  Submission  of  Matters to a Vote of Security Holders   42
          Item 5.  Other Information                                       42
          Item 6.  Exhibits and Reports on Form 8-K                        42

INTRODUCTION

MMH Holdings, Inc. ("Holdings") is a holding company whose sole direct subsidiary is Morris Material Handling, Inc. ("MMH"), a manufacturer, distributor and service provider of "through-the-air" material handling equipment with operations in the United States, United Kingdom, South Africa, Singapore, Canada, Australia, Thailand, Chile and Mexico. Unless the context requires otherwise, references to the "Company" in this combined 10-Q are to MMH, its subsidiaries and their predecessors. For periods prior to March 30, 1998, references to the Company are to the "through-the-air" material handling equipment business (the "MHE Business") of Harnischfeger Corporation ("HarnCo") and those subsidiaries and affiliates of HarnCo that were engaged therein.

This combined Form 10-Q is separately filed by MMH Holdings, Inc. and by Morris Material Handling, Inc. The unaudited interim financial statements presented in this combined report (collectively, the "Financial Statements") include the financial statements of Holdings, as well as separate financial statements for MMH. Information contained herein relating only to Holdings or MMH is filed by Holdings or MMH as the case may be, on its own behalf.

Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management's expectations or beliefs concerning future events. Holdings and MMH caution that those statements are further qualified by important factors that could cause actual results to differ from those in the forward looking statements. Factors that might cause such a difference include, without limitation, general economic conditions and competition in the markets in which the Registrants' operations are located and are detailed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors." Consequently, all forward looking statements made herein are qualified by these cautionary statements. There can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

                               MMH HOLDINGS, INC.
                               ------------------
                  (DEBTORS - IN - POSSESSION AS OF MAY 17, 2000)
                  --------------------------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


                              ASSETS
                              ------

                                        April 30,           October 31,
                                          2000                 1999
                                       -----------          -----------
                                       (Unaudited)

Current Assets
  Cash and cash equivalents             $   2,101           $   3,929
  Accounts receivable-net                  54,649              64,481
  Inventories                              39,684              39,994
  Other current assets                      9,784               7,842
                                        ---------           ---------

                                          106,218             116,246

Property, Plant and Equipment
  Land and improvements                     3,349               3,349
  Buildings                                22,762              23,235
  Machinery and equipment                  44,640              45,219
                                        ---------           ---------
                                           70,751              71,803

 Less accumulated depreciation            (32,586)            (30,829)
                                        ---------           ---------
                                           38,165              40,974
                                        ---------           ---------

Other Assets
  Goodwill                                 39,872              42,844
  Debt financing costs                     15,320              16,398
  Other                                    10,141              10,374
                                        ---------           ---------
                                           65,333              69,616
                                        ---------           ---------

                                        $ 209,716           $ 226,830
                                        =========           =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                        April 30,           October 31,
                                          2000                  1999
                                       -----------          ----------
                                       (Unaudited)

Current Liabilities
  Short-term notes payable and
    current portion of long-term
    obligations (Note 7)                $     382           $     383
  Revolving Credit Facility
    Borrowings (Note 7)                    29,990               27,925
  Term Loans (Note 7)                      48,395               52,225
  Acquisition Facility Line Borrowings
    (Note 7)                               12,094               12,430
  Senior Notes (Note 7)                   200,000              200,000
  Bank overdrafts                           1,693                1,367
  Trade accounts payable                   19,308               26,757
  Employee compensation and
     benefits                               6,244                8,020
  Advance payments and progress
    billings                               10,800                8,336
  Accrued warranties                        1,767                1,821
  Accrued interest                         11,556                1,804
  Income taxes payable                      3,923                2,205
  Other current liabilities                10,472                9,791
                                        ---------           ---------
                                          356,624              353,064
                                        ---------           ----------

Other Long-Term Obligations                 2,638                2,784
Other Long-Term Liabilities                 1,044                1,307
Minority Interest                             292                  504
                                        ---------           ----------
Commitments and Contingencies (Note 8)
Manditorily Redeemable Preferred Stock    115,239              108,245
Shareholders' Equity                     (266,121)            (239,068)
                                        ---------           ----------
                                        $ 209,716            $ 226,836
                                        =========           ==========

    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                               ------------------
                  (DEBTORS - IN - POSSESION AS OF MAY 17, 2000)
                  ---------------------------------------------
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


                                                         For the Three Months                         For the Six Months
                                                            ENDED APRIL 30,                             ENDED APRIL 30,
                                                   ---------------------------------           ---------------------------------
                                                        2000               1999                    2000                 1999
                                                   -------------       -------------           -------------       -------------
Revenues
   Equipment and Part Sales                        $      51,435       $      54,430           $     103,600       $     107,495
   Service Sales                                          14,770              17,419                  29,324              32,274
                                                   -------------       -------------           -------------       -------------
   Net Sales                                              66,205              71,849                 132,924             139,769
   Other Income - Net                                          -                  45                       -                 147
                                                   -------------       -------------           -------------       -------------

                                                          66,205              71,894                 132,924             139,916

Cost of Sales                                             50,683              54,442                 101,555             105,056

Selling, General and Administrative Expenses              21,291              19,354                  38,151              35,287
                                                   -------------       -------------           -------------       -------------

Operating Loss                                            (5,769)             (1,902)                 (6,782)               (427)

Gain on Sale of a Business                                     -                   -                   6,380                   -

Interest Expense - Net                                    (7,616)             (7,523)                (15,366)            (14,431)
                                                   -------------       -------------           -------------       -------------

Loss Before Income Taxes and
   Minority Interest                                     (13,385)             (9,425)                (15,768)            (14,858)

Provision for Income Taxes                                  (247)             (3,518)                 (2,035)             (1,065)
Minority Interest                                             11                  21                      27                  27
                                                   -------------       -------------           -------------       -------------

Net Loss                                                 (13,621)            (12,922)                (17,776)            (15,896)

Foreign Currency Translation Adjustments                  (2,521)               (407)                 (2,278)             (1,377)
                                                   -------------       -------------           -------------       -------------

Comprehensive Loss                                 $     (16,142)       $    (13,329)           $    (20,054)       $    (17,273)
                                                   ==============      ==============          ==============      =============


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                               ------------------
                  (DEBTORS - IN - POSSESION AS OF MAY 17, 2000)
                  ---------------------------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)
                                   -----------
                             (DOLLARS IN THOUSANDS)
                             ----------------------



                                                                                 For the Six Months
                                                                                  ENDED APRIL 30,
                                                                         ------------------------------------
                                                                            2000                     1999
                                                                         -----------              -----------
Operating Activities
    Net income (loss)                                                    $   (17,776)              $ (15,896)
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                           4,563                   3,853
       Amortization of debt financing costs                                    1,174                   1,048
       Deferred income taxes - net                                                 -                      31
       Gain on sale of business                                               (6,380)                      -
       Other                                                                     (27)                    (27)
    Changes in working  capital, excluding the
     effects of  acquisition  opening balance sheets:
       Accounts receivable                                                     8,312                  19,285
       Inventories                                                            (1,498)                  1,262
       Other current assets                                                   (2,008)                 (4,063)
       Trade accounts payable and bank overdrafts                             (6,357)                 (8,125)
       Advance payments and progress billings                                  2,492                   1,016
       Accrued interest                                                        9,734                    (400)
       Other current liabilities                                                 966                  (5,389)
                                                                         -----------              -----------
Net cash used for operating activities                                        (6,805)                 (7,405)
                                                                         -----------              -----------

Investment and Other Transactions
    Fixed asset additions - net                                                 (474)                 (4,744)
    Capitalized software                                                        (997)                      -
    Acquisition of businesses - net of cash acquired                               -                  (5,070)
    Net proceeds on divestiture of business                                    9,115                       -
    Repayments of loans from senior management                                     -                      70
    Other - net                                                                 (196)                   (245)
                                                                         -----------              -----------
Net cash provided by (used for) investment and other transactions              7,448                  (9,989)
                                                                         -----------              -----------

Financing Activities
    Changes in short-term debt and notes payable                               6,840                   8,267
    Net (repayments of)/proceeds from
      Revolving Credit Facility borrowings                                    (4,775)                  8,784
    Repayment of Term Loans                                                   (3,812)                      -
    Proceeds from/(repayments of) Acquisition Facility Line borrowings          (336)                  1,235
    Repayments of long-term debt                                                 (87)                   (675)
    Payment of  fees for amendment of Credit Facility                           (226)                      -
                                                                         -----------              -----------
Net cash provided by (used for) financing activities                          (2,396)                 17,611
                                                                         -----------              -----------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                                       (75)                     39
                                                                         -----------             -----------
Increase (decrease) in Cash and Cash Equivalents                              (1,828)                    256
Cash and Cash Equivalents
    Beginning of Period                                                        3,929                   2,534
                                                                         -----------             -----------
    End of Period                                                        $     2,101             $     2,790

    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                               ------------------
                  (DEBTORS - IN - POSSESION AS OF MAY 17, 2000)
                  ---------------------------------------------
             STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
             -------------------------------------------------------
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                     ---------------------------------------
                                   (UNAUDITED)
                                   ----------
                             (DOLLARS IN THOUSANDS)
                             ----------------------


                                                                         PREFERRED STOCK
                                     ----------------------------------------------------------------------------------------
                                            SERIES A                  SERIES B                 SERIES C
                                     ------------------------  ------------------------   -----------------------
                                       Shares      Carrying      Shares       Carrying      Shares      Carrying
                                     OUTSTANDING    VALUE     OUTSTANDING      VALUE      OUTSTANDING     VALUE        TOTAL
                                     -----------   --------   -----------     ---------   -----------   ---------   ----------

BALANCE AT OCTOBER 31, 1999           68,741       $ 67,443    $  5,750       $ 5,808      $ 34,633     $ 34,994     $ 108,245

Net loss

Change in foreign currency
   translation

Preferred stock dividends              4,124          4,165         352           356         2,165        2,187         6,708

Issuance of non-voting common shares

Amortization of preferred stock
  discount                                              291                                                                291

Other                                                    (5)                                                                (5)

                                      ------      ---------    ----------   ---------     ---------     --------     ---------
BALANCE AT APRIL 30, 2000             72,865      $  71,894       6,102     $   6,164        36,798     $ 37,181     $ 115,239
                                      ======      =========    ========     =========     =========     =========    =========



                                            COMMON STOCK          Parent         Accumulated
                                      -----------------------   Investment/         Other                        Total
                                       Shares        Par        Additional       Comprehensive   Retained      Shareholders'
                                      OUTSTANDING    VALUE     PAID-IN-CAPITAL       LOSS        EARNINGS         EQUITY
                                      ------------   --------  ---------------   ------------   ----------    --------------


BALANCE AT OCTOBER 31, 1999           12,099         $    -     $(121,860)        $  (3,428)     $(113,780)     $(239,068)

Net loss                                                                                           (17,776)       (17,776)

Change in foreign currency
   translation                                                                       (2,278)                       (2,278)

Preferred stock dividends                                                                           (6,708)        (6,708)

Issuance of non-voting common shares  2,420

Amortization of preferred stock
  discount                                                                                            (291)          (291)

Other

                                      ------         ------     ---------         ---------      ---------      ---------
BALANCE AT APRIL 30, 2000             14,519         $    -     $(121,860)        $  (5,706)     $(138,555)     $(266,121)
                                      ======         ======     =========         =========      =========      =========



    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------
                  (DEBTORS - IN POSSESSION AS OF MAY 17, 2000)
                  --------------------------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------

                              ASSETS
                              ------

                                        April 30,           October 31,
                                          2000                 1999
                                       -----------          -----------
                                       (Unaudited)

Current Assets
  Cash and cash equivalents             $   2,101           $   3,929
  Accounts receivable-net                  54,649              64,481
  Inventories                              39,684              39,994
  Other current assets                      9,784               7,842
                                        ---------           ---------

                                          106,218             116,246

Property, Plant and Equipment
  Land and improvements                     3,349               3,349
  Buildings                                22,762              23,235
  Machinery and equipment                  44,640              45,219
                                        ---------           ---------
                                           70,751              71,803

 Less accumulated depreciation            (32,586)            (30,829)
                                        ---------           ---------
                                           38,165              40,974
                                        ---------           ---------

Other Assets
  Goodwill                                 39,872              42,844
  Debt financing costs                     15,320              16,398
  Other                                    10,141              10,374
                                        ---------           ---------
                                           65,333              69,616
                                        ---------           ---------

                                        $ 209,716           $ 226,836
                                        =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                          April 30,          October 31,
                                           2000                 1999
                                        -----------          ----------
                                        (Unaudited)

Current Liabilities
  Short-term notes payable and
    current portion of long-term
    obligations (Note 7)                $     382            $     383
  Revolving Credit Facility
    Borrowings (Note 7)                    29,990               27,925
    Term Loans (Note 7)                    48,395               52,225
  Acquisition Facility Line Borrowings
    (Note 7)                               12,094               12,430
  Senior Notes (Note 7)                   200,000              200,000
  Bank overdrafts                           1,693                1,367
  Trade accounts payable                   19,308               26,757
  Employee compensation and
     benefits                               6,244                8,020
  Advance payments and progress
    billings                               10,800                8,336
  Accrued warranties                        1,767                1,821
  Accrued interest                         11,556                1,804
  Income taxes payable                      3,923                2,205
  Other current liabilities                10,472                9,791
                                        ---------            ---------
                                          356,624              353,064
                                        ---------            ---------

Other Long-Term Obligations                 2,638                2,784
Other Long-Term Liabilities                 1,044                1,307
Minority Interest                             292                  504
Commitments and Contingencies (Note 8)
Shareholders' Equity                     (150,882)            (130,823)
                                        ---------            ---------
                                        $ 209,716            $ 226,836
                                        =========            =========

    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------
                  (DEBTORS - IN - POSSESSION AS OF MAY 17, 2000)
                  --------------------------------------------
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            ---------------------------------------------------------
                                   (UNAUDITED)
                                   -----------
                             (DOLLARS IN THOUSANDS)
                             ----------------------




                                             For the Three Months                 For the Six Months
                                                ENDED APRIL 30,                     ENDED APRIL 30,
                                          ---------------------------         ---------------------------
                                             2000            1999                2000            1999
                                          -----------     -----------         -----------     -----------

Revenues
  Equipment and Part Sales                $    51,435     $    54,430         $   103,600     $   107,495
  Service Sales                                14,770          17,419              29,324          32,274
                                          -----------     -----------         -----------     -----------
  Net Sales                                    66,205          71,849             132,924         139,769
  Other Income - Net                                -              45                   -             147
                                          -----------     -----------         -----------     -----------

                                               66,205          71,894             132,924         139,916

Cost of Sales                                  50,683          54,442             101,555         105,056

Selling, General and Administrative
  Expenses                                     21,291          19,354              38,151          35,287
                                          -----------     -----------         -----------     -----------

Operating Loss                                 (5,769)         (1,902)             (6,782)           (427)

Gain on Sale of a Business                          -               -               6,380               -

Interest Expense - Net                         (7,616)         (7,523)            (15,366)        (14,431)
                                          ----------      ----------          -----------     -----------

Loss Before Income Taxes and
  Minority Interest                           (13,385)         (9,425)            (15,768)        (14,858)

Provision for Income Taxes                       (247)         (3,518)             (2,035)         (1,065)
Minority Interest                                  11              21                  27              27
                                          -----------     -----------         -----------     -----------

Net Loss                                      (13,621)        (12,922)            (17,776)        (15,896)

Foreign Currency Translation Adjustments       (2,521)           (407)             (2,278)         (1,377)
                                          -----------     -----------         -----------     -----------

Comprehensive Loss                        $   (16,142)    $   (13,329)        $   (20,054)    $   (17,273)
                                          ===========     ===========         ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------
                  (DEBTORS - IN - POSSESION AS OF MAY 17, 2000)
                  ---------------------------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)
                                   -----------
                             (DOLLARS IN THOUSANDS)
                             ----------------------



                                                                                 For the Six Months
                                                                                  ENDED APRIL 30,
                                                                         ------------------------------------
                                                                            2000                     1999
                                                                         -----------              -----------
Operating Activities
    Net income (loss)                                                    $  (17,776)              $  (15,896)
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                          4,563                   3,853
       Amortization of debt financing costs                                   1,174                   1,048
       Deferred income taxes - net                                                -                      31
       Gain on sale of business                                              (6,380)                      -
       Other                                                                    (27)                    (27)
    Changes in working  capital, excluding the
     effects of  acquisition  opening balance sheets:
       Accounts receivable                                                    8,312                   19,285
       Inventories                                                           (1,498)                   1,262
       Other current assets                                                  (2,008)                  (4,063)
       Trade accounts payable and bank overdrafts                            (6,357)                  (8,125)
       Advance payments and progress billings                                 2,492                    1,016
       Accrued interest                                                       9,734                     (400)
       Other current liabilities                                                966                   (5,389)
                                                                        -----------              -----------
Net cash used for operating activities                                       (6,805)                  (7,405)
                                                                        -----------              -----------

Investment and Other Transactions
    Fixed asset additions - net                                                (474)                  (4,744)
    Capitalized software                                                       (997)                       -
    Acquisition of businesses - net of cash acquired                              -                   (5,070)
    Net proceeds on divestiture of business                                   9,115                        -
    Repayments of loans from senior management                                    -                       70
    Other - net                                                                (196)                    (245)
                                                                        -----------              -----------
Net cash provided by (used for) investment and other transactions             7,448                   (9,989)
                                                                        -----------              -----------

Financing Activities
    Changes in short-term debt and notes payable                              6,840                    8,267
    Net (repayments of)/proceeds from
      Revolving Credit Facility borrowings                                   (4,775)                   8,784
    Repayment of Term Loans                                                  (3,812)                       -
    Proceeds from/(repayments of) Acquisition Facility Line borrowings         (336)                   1,235
    Repayments of long-term debt                                                (87)                    (675)
    Payment of  fees for amendment of Credit Facility                          (226)                       -
                                                                        -----------              -----------
Net cash provided by (used for) financing activities                         (2,396)                  17,611
                                                                        -----------              -----------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                                      (75)                      39
                                                                        -----------              -----------
Increase (decrease) in Cash and Cash Equivalents                             (1,828)                     256
Cash and Cash Equivalents
    Beginning of Period                                                       3,929                    2,534
                                                                        -----------              -----------
    End of Period                                                       $     2,101              $     2,790


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------
                 (DEBTORS - IN - POSSESSION AS OF MAY 17, 2000)
                 ----------------------------------------------
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                       ----------------------------------
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                     ---------------------------------------
                                   (UNAUDITED)
                                   -----------
                             (DOLLARS IN THOUSANDS)
                             ----------------------



                                            COMMON STOCK           Parent           Accumulated
                                        --------------------      Investment/           Other                            Total
                                          Shares      Par         Additional        Comprehensive    Retained         Shareholder's
                                        Outstanding   Value      Paid-in-Capital        Loss         Earnings            Equity
                                        -----------   -----      --------------     -------------    --------         -------------

                   >
BALANCE AT OCTOBER 31, 1999                 100        $   -       $ (33,392)         $  (3,428)    $ (94,003)         $(130,823)

Net loss                                                                                              (17,776)           (17,776)

Change in foreign currency
   translation                                                                           (2,278)                          (2,278)

Other                                                                                                      (5)                (5)


BALANCE AT APRIL 30, 2000                   100        $   -       $ (33,392)        $  (5,706)     $(111,784)          $(150,882)
                                          =====        =====       ==========        ==========     ==========          ==========


    The accompanying notes are an integral part of the financial statements.



                               MMH HOLDINGS, INC.
                               ------------------
                         MORRIS MATERIAL HANDLING, INC.
                         ------------------------------
                  (DEBTORS- IN - POSSESSION AS OF MAY 17, 2000)
                  ---------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    UNAUDITED
                                    ---------


(DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

NOTE 1 - REORGANIZATION UNDER CHAPTER 11
----------------------------------------

On May 17, 2000, MMH Holdings, Inc. ("Holdings") and its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims will be reflected in subsequent filings in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also Note 7, Indebtedness and Note 12, Subsequent Events.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages and obligations to their customers. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

On January 28, 1998, Harnischfeger Industries, Inc. ("HII") reached an agreement with MHE Investments, Inc. ("MHE Investments"), an affiliate of Chartwell Investments Inc. ("Chartwell"), for the sale of an approximately 80 percent common ownership interest in HII's Material Handling Equipment Business (the "MHE Business"). As more fully described in Note 3, the resulting transactions (the "Recapitalization"), which closed on March 30, 1998 (the "Recapitalization Closing"), led to a significant change in the capital structure and a reorganization of the underlying legal entities of the MHE Business. As a result of the Recapitalization, Holdings, a pre-existing company engaged in the MHE Business, became an indirect holding company for the operating entities engaged in the MHE Business. Specifically, Morris Material Handling, Inc. ("MMH" and collectively with its subsidiaries and their predecessors, the "Company"), a newly formed wholly owned direct subsidiary of Holdings, directly or indirectly acquired the various operating entities engaged in the MHE Business. Holdings was recapitalized in order to effect the redemption of certain shares of common stock of Holdings held by Harnischfeger Corporation ("HarnCo"). As a result of the reorganization of the legal entities of the MHE Business, Holdings and MMH became the successor companies to the MHE Business. The transactions have been accounted for as a recapitalization and accordingly, the financial statements presented herewith reflect the underlying historical accounting basis of the MHE Business.

The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty, although the Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated interim financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (ii) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court. Further, while management believes that no impairment of recorded goodwill or related long-lived assets exists at April 30, 2000, based upon current estimates of future nondiscounted cash flows excluding interest, assesssment of recoverable amounts could decrease materially in the near term if estimates of future operating cash flows are reduced.

These consolidated interim financial statements should be read in conjunction with the combined 1999 Annual Report on Form 10-K of Holdings and the Company. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of results of operations and financial position have been included in the accompanying balance sheets and statements of operations. The results of operations for the three and six months ended April 30, 2000 are not, however, necessarily indicative of the results which may be expected for fiscal 2000.

NOTE 3 - RECAPITALIZATION TRANSACTION
-------------------------------------

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

The principal transactions effected as part of the Recapitalization were the following: (i) MHE Investments acquired (x) 7,907 shares of Holdings' common stock for $25.1 million and (y) $28.9 million liquidation preference of Holdings' 12 1/2% Series C Junior Voting Exchangeable Preferred Stock (the "Series C Junior Voting Preferred Stock") from HarnCo; (ii) Holdings redeemed certain shares of its common stock and Series C Junior Voting Preferred Stock held by HarnCo for $287 million in cash (including a $5 million prepayment of a potential post-closing redemption price adjustment) and approximately $4.8 million liquidation preference of Holdings' 12 1/4% Series B Junior Exchangeable Preferred Stock (the "Series B Junior Preferred Stock"); and (iii) HarnCo retained 2,261 shares of Holdings' common stock.

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued (the "Note Offering") $200 million of aggregate principal amount of its 9 1/2% senior notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "New Credit Facility") (see
Note 7). The New Credit Facility consisted of a $70 million Revolving Credit Facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility") and $55 million in term loans. MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which redemption and dividend totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds was used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings, (ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.

At April 30, 2000, MHE Investments owned approximately 54.5% of the common stock of Holdings and $36.8 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owned approximately 15.6% of the common stock of Holdings and $6.1 million liquidation preference of the Series B Junior Preferred Stock. Certain indirect equity holders in MHE Investments own, through Martin Crane L.L.C., approximately 25.0% of the common stock of Holdings. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 4.9% of the outstanding common stock of Holdings and $72.9 million liquidation preference of the Series A Senior Preferred Stock.

NOTE 4 - LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------

The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended April 30, 2000 and anticipates that it will not meet them in the foreseeable future. The Company entered into several Amendments and Waivers under the New Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period as to which the Waivers apply.

On May 17, 2000, Holdings and its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11 and Note 12, Subsequent Events. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The full $35 million facility was approved by the Bankruptcy Court on June 15, 2000. This new facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000.

The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although no material adverse effects have occurred to date, disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees.

As of the end of second quarter of 2000, the Company had $306.7 million of indebtedness outstanding, including $90.9 million under the New Credit Facility (including accrued interest) and $211.1 million evidenced by the Senior Notes (including accrued interest).

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with its bank lenders and representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, the Company may be unable to continue as a going concern.

NOTE 5 - ACQUISITIONS
---------------------

During the six months ended April 30, 2000, the Company did not make any acquisitions. During the six months ended April 30, 1999, the Company completed one acquisition with an aggregate purchase price of $3.1 million, net of cash acquired, including approximately $1.0 million financed by the seller. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1.8 million is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005.

During the six months ended April 30, 1999, the Company made final payments of $1.5 million related to two 1998 acquisitions. In addition, with respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1.4 million in the six months ended April 30, 1999. Additionally, a payment of $100 was made in each of the six month periods ended April 30, 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the six months ended April 30, 1999 and accordingly, such information is not presented.

NOTE 6 - INVENTORIES

Inventories consisted of the following:

                                          April 30,       October  31,
                                            2000             1999
                                          ---------------------------
      Raw material                         $ 5,370          $ 8,771
      Work-in-process                       21,678           20,166
      Finished parts                        18,995           18,116
                                          ---------------------------
                                            46,043           47,053
      Less excess of current cost over
      stated LIFO value                     (6,359)          (7,059)
                                          ---------------------------
                                           $39,684          $39,994
                                          ===========================


NOTE 7 - INDEBTEDNESS
---------------------

On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession facility and authorized the Debtors to use their collections in the operations of their business. The new facility contains a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The new facility also requires the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations.

The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset the financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In connection with, and as a condition to, the Amendment, certain of the current indirect equity holders in Holdings purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 25% of the then outstanding common stock of Holdings.

As discussed in Note 4, the Company was in violation of its amended financial covenants under the New Credit Facility as of April 30, 2000, and anticipated being in violation of those covenants at subsequent quarterly measurement dates during fiscal 2000. Accordingly, amounts outstanding at April 30, 2000 of $78.9 million under the New Credit Facility and $200 million of Senior Notes have been classified as current liabilities in the accompanying balance sheets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at April 30, 2000: (i) $4.5 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $2.7 million under a surety arrangement for outstanding surety bonds and (iii) $4.3 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At April 30, 2000, approximately $11.6 million of HII Group letters of credit and surety bonds remained outstanding.

As of the Recapitalization Closing, HarnCo retained certain income and other tax liabilities relating to the MHE Business, all environmental liabilities relating to previously shared facilities, any liabilities for which HarnCo or its affiliates have been named as potentially responsible parties with respect to Superfund sites, and any liabilities arising in connection with claims alleging exposure to asbestos (to the extent there is insurance coverage therefor) in connection with the MHE Business prior to the Recapitalization Closing. Additionally, HarnCo retained all liability for medical and disability benefit claims for then current United States employees made prior to the Recapitalization Closing and all claims with respect to any of the HII benefit plans for former United States employees.

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

All of the Company's agreements and arrangements with HII and its affiliates (including those referred to above and those relating to the provision of services and materials by HII and its affiliates to the Company) could be materially adversely affected by the fact that on June 7, 1999 (the "Petition Date"), HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "HII Bankruptcy"). Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy.

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($11.5 million based on exchange rates at April 30, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company is found liable for the claims and is unable to obtain insurance coverage therefore, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at April 30, 2000.

The Company is a party to various other litigation matters, including product liability and other claims, which are normal in the course of its operations. Also, as a normal part of its operations, the Company undertakes certain contractual obligations and warranties in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty, management believes that the resolution of such matters will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of the Company.

Under the terms of the Recapitalization Agreement, HarnCo retained all liability for the only two open environmental clean-up claims brought against HarnCo in the Milwaukee, Wisconsin area. The Company and its management are not aware of any other material environmental clean-up claim which is pending or is threatened against the Company, but there can be no assurance that any such claim will not be asserted against the Company in the future. In addition, as noted above, the Company's right to indemnification against HarnCo for such liabilities may be avoided, delayed or reduced as a result of HarnCo's filing for bankruptcy protection.

As  a  result  of  the  Company's   bankruptcy   filing  described  in  Note  1,
Reorganization under Chapter 11, litigation against the Company and its subsidiaries which filed bankruptcy is stayed.

NOTE 9 - SEGMENT INFORMATION
----------------------------

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the fiscal year ended October 31, 1999. The prior year's second quarter segment information has been restated to conform to the current year presentation. Pursuant to SFAS No. 131, the Company has identified its reportable segments based on the Company's method of internal reporting which is utilized by its chief operating decision-maker, the Chief Executive Officer. The reportable operating segments are as follows:

     o Equipment and  Aftermarket - Americas
     o Equipment and Aftermarket - Other
     o Distribution  and  Service - North  America
     o Engineered  Products  and Automation - Europe
     o Equipment  and  Aftermarket  - Europe
     o Equipment and Aftermarket - Asia Pacific
     o Equipment and Aftermarket - South Africa

Each segment has a manager who is directly accountable to and maintains regular contact with the Chief Executive Officer. The Company evaluates performance of its segments based on operating income, determined on a basis consistent with amounts reported in the consolidated financial statements.

The Equipment and Aftermarket - Americas segment designs and manufactures a comprehensive line of engineered and standard overhead cranes, hoists and other component products and repair parts at the Company's facilities located in Oak Creek and Windsor, Wisconsin. This segment also modernizes products manufactured by both the Company and its competitors. This segment is the main manufacturer of the replacement parts sold by the Company's Distribution and Service - North America segment as well as the manufacturer of component products used in that segment's standard cranes. Repair parts and component products are purchased by the Distribution and Service - North America segment at list price less standard intercompany discounts.

The  Equipment  and   Aftermarket  -  Other  segment  is  the  Company's   brake
manufacturing operation in Canada. Approximately 35% of this segment's sales are to other Company segments. The Company sold this operation in December 1999.

The Distribution and Service - North America segment is the network of Company-owned locations in key industrial markets in North America. The network is the platform for the Company's sales activities, serving as distribution centers for its original equipment and replacement parts as well as the focal point for service activities. Some of the distribution centers also fabricate and assemble standard cranes using components manufactured by the Equipment and Aftermarket - Americas and the Equipment and Aftermarket - Europe segments.

The Engineered Products and Automation - Europe segment focuses on the manufacture of highly engineered ship-to-shore and gantry cranes for use in container handling and automated warehouse units at the Company's facility located in Loughborough, England, and provides software support for the automated warehouse units installed at customer locations.

The Equipment and Aftermarket - Europe segment consists of standard crane and hoist manufacturing in the Loughborough, England facility as well as the network of Company-owned distribution centers in key industrial markets in the United Kingdom. The Equipment and Aftermarket - Europe segment provides services for the Engineered Products and Automation segment at prices consistent with those charged to external customers. In addition, this segment distributes hoists through Distribution and Service - North America and Equipment and Aftermarket - Asia Pacific and South Africa at prices consistent with those charged to external customers.

The Equipment and Aftermarket - Asia Pacific and South Africa segments operate in a manner similar to the Distribution and Service - North America segment. The Asia Pacific segment includes operations in Australia, Singapore, Thailand and Saudi Arabia.

Within North America, certain centrally incurred costs such as insurance costs and computer charges are allocated to operating segments based upon various methods of allocation. In the United Kingdom, utilities, property taxes and insurance costs are allocated to the segments based upon varying allocation methods. Domestically, costs related to centralized accounting, marketing, human resources, and IT functions are not allocated. Internationally, these costs are allocated amongst individual segments in the First and Second Quarters of fiscal year 2000, however, in the First and Second Quarters of fiscal year 1999, no allocation was done.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                               Operating Segments
                     For the Six Months Ended April 30, 2000

                                                  ------------------------------------------
                                                                     SALES
                                                  ------------------------------------------  ----------------
                                                                                              Operating Income
                                                                                                   (Loss)
                                                    External     Intercompany       Total
                                                  -----------    ------------     ----------  ----------------
       Equipment & Aftermarket - Americas             $17,317         $24,324        $41,641              $493
          Equipment & Aftermarket - Other                 423             111            534                (4)
                                                  -----------    ------------     ----------  ----------------
            Total Equipment & Aftermarket              17,740          24,435         42,175               489
   Distribution & Service - North America              84,885             333         85,218             4,799
                     Eliminations & Other                   0         (24,768)       (24,768)              105
                                                  -----------    ------------     ----------  ----------------
                           Total Americas             102,625               0        102,625             5,393
                                                  -----------    ------------     ----------  ----------------

Engineered Products & Automation - Europe               4,067               5          4,072            (1,488)
         Equipment & Aftermarket - Europe              14,914           2,825         17,739              (425)
                     Eliminations & Other                   0            (439)          (439)           (1,064)
                                                  -----------    ------------     ----------  ----------------
                             Total Europe              18,981           2,391         21,372            (2,977)
    Equipment & Aftermarket - South Africa              4,652               0          4,652              (334)
   Equipment & Aftermarket - Asia Pacific               6,666               0          6,666              (452)
                     Eliminations & Other                   0            (527)          (527)             (929)
                                                  -----------    ------------     ----------  ----------------
                      Total International              30,299           1,864         32,163            (4,692)
                                                  -----------    ------------     ----------  ----------------
               Corporate and Eliminations                   0          (1,864)        (1,864)           (7,483)
                                                  -----------    ------------     ----------  ----------------

                             Consolidated            $132,924       $       -       $132,924           $(6,782)
                                                  ===========    ============     ==========  ================

                                  MMH HOLDINGS, INC.
                            MORRIS MATERIAL HANDLING, INC.
                    (Debtors - in - Possession as of May 17, 2000)
                                  Operating Segments
                       For the Three Months Ended April 30, 2000

                             ------------------------------------------
                                               SALES
                             ------------------------------------------  --------------
                                                                           Operating
                                                                         Income (Loss)
                              External      Intercompany       Total
                             -----------    ------------     ----------  --------------

  Equipment & Aftermarket -      $6,121         $13,816        $19,937          $(507)
  Equipment & Aftermarket -           -               -              -              -
                      Other
                             ----------    ------------     ----------  --------------
          Total Equipment &       6,121          13,816         19,937           (507)
                Aftermarket
   Distribution & Service -
                     Europe
                                 44,461             176         44,637          2,916
       Eliminations & Other           0         (13,992)       (13,992)           222
                             ----------    ------------     ----------  --------------
             Total Americas      50,582               0         50,582          2,631
                             ----------    ------------     ----------  --------------

      Engineered Products &       1,997             (12)         1,985         (1,665)
        Automation - Europe
  Equipment & Aftermarket -
                     Europe       7,977           1,537          9,514            362
       Eliminations & Other           0            (233)          (233)          (867)
                             ----------    ------------     ----------  --------------
               Total Europe       9,974           1,292         11,266         (2,170)
  Equipment & Aftermarket -
               South Africa       2,409               0          2,409           (243)
  Equipment & Aftermarket -
               Asia Pacific       3,240               0          3,240           (116)
       Eliminations & Other           0            (336)          (336)          (458)
                             ----------    ------------     ----------  --------------
        Total International      15,623             956         16,579         (2,987)
                             ----------    ------------     ----------  --------------
 Corporate and Eliminations           0            (956)          (956)        (5,413)
                             ----------    ------------     ----------  --------------

               Consolidated     $66,205       $       -        $66,205        $(5,769)
                             ==========    ============     ==========  ==============

                                                    MMH HOLDINGS, INC.
                                          MORRIS MATERIAL HANDLING, INC.
                               (Debtors - in - Possession as of May 17, 2000)
                                                 Operating Segments
                                    For the Six Months Ended April 30, 1999

                                  ------------------------------------------
                                                       SALES
                                  ------------------------------------------  --------------
                                                                                          Operating
                                                                                         Income (Loss)
                                             External      Intercompany       Total
                                            -----------    ------------     ----------  --------------

      Equipment & Aftermarket - Americas       $25,655         $25,065        $50,720          $2,030
         Equipment & Aftermarket - Other         2,117             709          2,826             778
                                              ----------    ------------     ----------  --------------
           Total Equipment & Aftermarket        27,772          25,774         53,546           2,808
  Distribution & Service - North America        76,158           2,290         78,448           4,257
                    Eliminations & Other             0         (28,064)       (28,064)            117
                                            ----------    ------------     ----------  --------------
                          Total Americ         103,930               0        103,930           7,182
                                            ----------    ------------     ----------  --------------
Engineered Products & Automation - Europe        4,986             407          5,393          (1,255)
                      Automation - Europe
         Equipment & Aftermarket - Europe       17,335           3,158         20,493             361
                     Eliminations & Other            0            (939)          (939)         (1,615)
                                            ----------    ------------     ----------  --------------
                             Total Europe       22,321           2,626         24,947          (2,509)
   Equipment & Aftermarket - South Africa        7,178               0          7,178             224
 Equipment & Aftermarket - Asia & Pacific        6,340               0          6,340            (221)
                     Eliminations & Other            0            (713)          (713)           (236)
                                            ----------    ------------     ----------  --------------
                      Total International       35,839           1,913         37,752          (2,742)
                                            ----------    ------------     ----------  --------------
               Corporate and Eliminations            0          (1,913)        (1,913)         (4,867)
                                            ----------    ------------     ----------  --------------

                             Consolidated     $139,769       $       -       $139,769           $(427)
                                            ==========    ============     ==========  ==============

                                              MMH HOLDINGS, INC.
                                         MORRIS MATERIAL HANDLING, INC.
                               (Debtors - in - Possession as of May 17, 2000)
                                               Operating Segments
                                   For the Three Months Ended April 30, 1999

                                            ------------------------------------------
                                               SALES
                                            ------------------------------------------  --------------
                                                                           Operating
                                                                         Income (Loss)
                                             External      Intercompany       Total
                                            -----------    ------------     ----------  --------------

       Equipment & Aftermarket - Americas    $13,013         $14,495        $27,508          $1,050
          Equipment & Aftermarket - Other      1,159             464          1,623             387
                                            -----------    ------------     ----------  --------------
            Total Equipment & Aftermarket     14,172          14,959         29,131           1,437
   Distribution & Service - North America     40,532           1,114         41,646           1,971
                     Eliminations & Other          0         (16,073)       (16,073)             19
                                            -----------    ------------     ----------  --------------
                           Total Americas     54,704               0         54,704           3,427
                                            -----------    ------------     ----------  --------------

Engineered Products & Automation - Europe      1,021             285          1,306          (1,251)
         Equipment & Aftermarket - Europe      9,074           2,021         11,095             (48)
                     Eliminations & Other          0            (732)          (732)           (975)
                                            -----------    ------------     ----------  --------------
                             Total Europe     10,095           1,574         11,669          (2,274)
   Equipment & Aftermarket - South Africa      3,770               0          3,770             121
   Equipment & Aftermarket - Asia Pacific      3,280               0          3,280            (230)
                     Eliminations & Other          0            (428)          (428)           (121)
                                            -----------    ------------     ----------  --------------
                      Total International     17,145           1,146         18,291          (2,504)
                                            -----------    ------------     ----------  --------------
               Corporate and Eliminations          0          (1,146)        (1,146)         (2,825)
                                            -----------    ------------     ----------  --------------

                             Consolidated     $71,849        $     -        $71,849         $(1,902)
                                            ===========    ============     ==========  ==============


NOTE 10 - DIVESTITURE

On December 16, 1999, the Company completed the sale of the Company's brake manufacturing operation (the "Brake Business") located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During the first quarter of fiscal year 2000, the Brake Business contributed $0.5 million in sales and no operating income to the Company's results.

In accordance with the New Credit Facility, as amended by the Amendment, the Company was permitted to apply half of the net proceeds of the sale of the Brake Business (which amounted to $3.4 million) to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the New Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to the term loans) and repaid $0.3 million on the Acquisition Facility. A pre-tax gain of $6.4 million was recognized on this transaction.

NOTE 11 - SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION
------------------------------------------------------

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

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                       Consolidated
                                               Non         Morris                       Morris            MMH
                               Guarantor    Guarantor      Material                      Material       Holdings.
                             Subsidiaries  Subsidiaries  Handling, Inc.  Eliminations  Handling, Inc.     Inc.      Eliminations
                             ------------  ------------  --------------  ------------  ---------------  ---------   ------------

ASSETS
  Current Assets
     Cash and cash
       equivalents              $  1,699         402       $    -         $    -         $   2,101       $     -      $      -
     Accounts receivable -
       net                        51,121       3,528             -             -            54,649             -              -
     Intercompany accounts
       receivable                 26,070         (20)        18,738        (44,788)            -               -              -
     Inventories                  37,648       2,036             -             -            39,684             -              -
     Other current assets          8,731         503            550            -             9,784             -              -
                               ---------     --------      --------       ---------       --------       --------    ----------
                                 125,269       6,449         19,288        (44,788)        106,218             -              -
                               ---------     --------      --------       ---------       --------       --------    ----------
  Property, Plant and
     Equipment - net              35,665       2,500            -              -            38,165             -              -
                               ---------     --------      --------       ---------       --------       --------    ----------

Other Assets
  Goodwill                        37,169       2,703            -              -            39,872             -            -
  Debt financing costs              -            -           15,320            -            15,320             -            -
  Noncurrent intercompany
     receivable                    4,904         -           80,118        (85,022)             -              -            -
  Investment in affiliates        (1,900)        -           55,310        (53,410)             -        (150,882)     150,882
  Deferred income taxes             -            -              -              -                -              -            -
  Other                            9,415         -              726            -            10,141             -            -
                               ---------    ---------     ---------     -----------      ---------      ----------   ----------
                                  49,588       2,703        151,474       (138,432)         65,333       (150,882)     150,882
                               ---------    ---------     ---------     -----------      ---------      ----------   ---------
                                $210,522     $11,652       $170,762      $(183,220)       $209,716      $(150,882)    $150,882
                               =========    =========     =========     ===========      =========      ==========   ==========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities

  Current portion of long-
     term obligations                343          39       $   -          $    -          $    382       $    -      $     -
  New Credit Facility
     borrowings                    7,265         -           22,725            -            29,990
  Term loans                        -            -           48,395            -            48,395
  Aquisition Facility               -                        12,094            -            12,094
  Senior Notes                      -            -          200,000            -           200,000
  Bank overdrafts                    412       1,281            -              -             1,693            -            -
  Trade accounts payable          17,852       1,456            -              -            19,308            -            -
  Intercompany accounts
     payable                      18,718       3,966         22,104        (44,788)            -              -            -
  Advance payments and
     progress billings            10,800         -              -              -            10,800            -            -
  Accrued warranties               1,767         -              -              -             1,767            -            -
  Accrued interest                    26         -           11,530            -            11,556            -            -
  Other current liabilities       14,994       1,051          4,594            -            20,639            -            -
                                --------     --------     ---------     -----------       --------      ----------   ----------
                                  72,177       7,793        321,442        (44,788)        356,624            -            -
                                --------     --------     ---------     -----------       --------      ----------   ----------
Other Term Debt                    2,075         563            -              -             2,638            -            -
Noncurrent Intercompany
  Payable                         80,118       4,904            -          (85,022)            -              -            -
Deferred Income Taxes               -            -              -              -               -              -            -
Other Long Term Liabilities          842         -              202            -             1,044            -            -
                                --------     --------     ---------     -----------       --------      ----------   ----------
                                 155,212      13,260        321,644       (129,810)        360,306            -            -

Minority Interest                   (206)         -              -             498             292            -            -
Manditorily Redeemable
  Preferred Stock                   -             -              -              -              -          115,239
Shareholders' Equity              55,516      (1,608)      (150,882)       (53,908)       (150,882)      (266,121)    150,882
                                --------     --------     ---------     -----------      ---------      ----------   ----------
                                $210,522     $11,652       $170,762      $(183,220)       $209,716      $(150,882)   $150,882
                                ========     ========     =========     ===========      =========      ==========   ==========


                                             Consolidated
                                                 MMH
                                            Holdings, Inc.
                                            --------------

ASSETS
  Current Assets
     Cash and cash
       equivalents                            $   2,101
     Accounts receivabable -
       net                                       54,649
     Intercompany accounts
       receivable                                   -
     Inventories                                 39,684
     Other current assets                         9,784
                                             ----------
                                                106,218
                                             ----------
  Property, Plant and Equipment -  net           38,165
                                             ----------
  Other Assets:
    Goodwill                                     39,872
    Debt financing costs                         15,320
    Noncurrent intercompany receivable              -
    Investment in affiliates                        -
    Deferred income taxes                           -
    Other                                        10,141
                                            -----------
                                                 65,333
                                            -----------
                                               $209,716
                                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities

  Current portion of long-
     term obligations                           $   382
  New Credit Facility
     borrowings                                  29,990
  Term loans                                     48,395
  Aquisition Facility                            12,094
  Senior Notes                                  200,000
  Bank overdrafts                                 1,693
  Trade accounts payable                         19,308
  Intercompany accounts
     payable                                        -
  Advance payments and
     progress billings                           10,800
  Accrued warranties                              1,767
  Accrued interest                               11,556
  Other current liabilities                      20,639
                                             ----------
                                                356,624
                                             ----------

Other Term Debt                                   2,638
Noncurrent Intercompany
  Payable                                           -
Deferred Income Taxes                               -
Other Long-Term Liabilities                       1,044
                                             ----------
                                                360,306

Minority Interest                                   292
Manditorily Redeemable Preferred Stock          115,239
Shareholders' Equity                           (266,121)
                                             ----------
                                             $  209,716
                                             ==========

                                           MMH HOLDINGS, INC.
                            (Debtors - in - Possession as of May 17, 2000)
                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                            OCTOBER 31, 1999
                                         (Dollars in Thousands)

                                                          Non          Morris                        Consolidated
                                          Guarantor     Guarantor    Material                        Morris Material        MMH
                                          Subsidiaries  Subsidiaries Handling, Inc.   Eliminations   Handling, Inc.   Holdings, Inc.
                                          ------------  ------------ --------------   ------------   --------------   --------------
ASSETS
Current Assets
  Cash and cash equivalents               $   2,325     $     104    $   1,500       $   --         $   3,929          $    --
  Accounts receivable - net                  60,163         4,318         --             --            64,481               --
  Intercompany accounts receivable           20,057          --         13,204         (33,261)           --                --
  Inventories                                37,892         2,102         --             --            39,994               --
  Other current assets                        6,509           533          800           --             7,842               --
                                          ---------     ---------    ---------        ---------     ---------           ---------
                                            126,946         7,057       15,504         (33,261)       116,246               --
                                          ---------     ---------    ---------        ---------     ---------           ---------
Property, Plant and Equipment                38,294         2,680         --             --            40,974               --
                                          ---------     ---------    ---------        ---------     ---------           ---------

Other Assets
  Goodwill                                   40,010         2,834         --             --            42,844               --
  Debt financing costs                         --            --         16,398           --            16,398               --
  Noncurrent intercompany receivable          5,161          --         83,891         (89,052)           --                --
  Investment in affiliates                   (1,527)         --         64,899         (63,372)           --             (130,823)
  Deferred income taxes                        --            --           --             --               --                --
  Other                                       9,758          --            616           --            10,374               --
                                          ---------     ---------    ---------        ---------     ---------           ---------
                                             53,402         2,834      165,804        (152,424)        69,616            (130,823)
                                          ---------     ---------    ---------        ---------     ---------           ---------
                                          $ 218,642   $    12,571    $ 181,308       $(185,685)     $ 226,836           $(130,823)
                                          =========     =========    =========        =========     =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term oligations $     342     $      41    $    --         $   --         $     383          $    --
  New Credit Facility borrowings                425          --         27,500           --            27,925               --
  Term loans                                   --            --         52,225           --            52,225               --
  Acquisition Facility Line borrowings         --            --         12,430           --            12,430               --
  Senior notes                                 --            --        200,000           --           200,000               --
  Bank overdrafts                               139         1,228         --             --             1,367               --
  Trade accounts payable                     25,562         1,195         --             --            26,757               --
  Intercompany accounts payable              13,204         4,153       15,904         (33,261)           --                --
  Advance payments and progress billings      8,336          --           --             --             8,336               --
  Accrued warranties                          1,748            73         --             --             1,821               --
  Accrued interest                               18          --          1,786           --             1,804               --
  Other current liabilities                  16,854         1,148        2,014           --            20,016               --
                                          ---------      ---------    ---------      ---------      ---------          ----------
                                             66,628         7,838      311,859         (33,261)       353,064               --
                                          ---------      ---------    ---------      ---------      ---------          ----------

Other Long-Term Debt                          2,189           595         --             --             2,784               --
Noncurrent intercompany payable              83,891         5,161         --           (89,052)           --                --
Other Long-Term Liabilities                   1,035          --            272           --             1,307               --

Minority Interest                              --            --           --               504            504               --
Manditorily Redeemable Preferred Stock         --            --           --             --               --                --
Stockholders' Equity                         64,899        (1,023)    (130,823)        (63,876)      (130,823)           (239,068)
                                          ---------     ---------    ---------       ---------      ---------          ----------
                                          $ 218,642     $  12,571    $ 181,308       $(185,685)     $ 226,836           $(130,823)
                                          =========     =========    =========       ==========     =========          ===========

                                                            Consolidated
                                                               MMH
                                            Eliminations    Holdings, Inc.
                                            -----------    --------------


ASSETS
Current Assets                               $    --       $   3,929
  Cash and cash equivalents                       --          64,481
  Accounts receivable - net                       --            --
  Intercompany accounts receivable                --          39,994
  Inventories                                     --           7,842
  Other current assets                       ---------     ---------
                                                  --         116,246
                                             ---------     ---------
                                                  --          40,974
Property, Plant and Equipment                ---------     ---------


Other Assets                                      --          42,844
  Goodwill                                        --          16,398
  Debt financing costs                            --            --
  Noncurrent intercompany receivable           130,823          --
  Investment in affiliates                        --            --
  Deferred income taxes                           --          10,374
  Other                                      ---------     ---------
                                               130,823        69,616
                                             ---------     ---------
                                             $ 130,823     $ 226,836
                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term oligations
  New Credit Facility borrowings             $    --       $     383
  Term loans                                      --          27,925
  Acquisition Facility Line borrowings            --          52,225
  Senior notes                                    --          12,430
  Bank overdrafts                                 --         200,000
  Trade accounts payable                          --           1,367
  Intercompany accounts payable                   --          26,757
  Advance payments and progress billings          --            --
  Accrued warranties                              --           8,336
  Accrued interest                                --           1,821
  Other current liabilities                       --           1,804
                                                  --          20,016
                                             ---------     ---------
                                                  --         353,064
                                             ---------     ---------
Other Long-Term Debt
Noncurrent intercompany payable                   --           2,784
Other Long-Term Liabilities                       --            --
                                                  --           1,307
Minority Interest
Manditorily Redeemable Preferred Stock            --             504
Stockholders' Equity                              --         108,245
                                               130,823      (239,068)
                                             ---------     ---------
                                             $ 130,823    $ (226,836)
                                             =========     =========

                                          MMH HOLDINGS, INC.
                          (Debtors - in - Possession as of May 17, 2000)
                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                              FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                              (UNAUDITED)
                                         (Dollars in Thousands)

                                                                                                     Consolidated
                                                           Non        Morris                            Morris
                                          Guarantor     Guarantor     Material                         Material        MMH
                                          Subsidiaries  Subsidiaries  Handling, Inc.   Eliminations  Handling, Inc.  Holdings, Inc.
                                          ------------  ------------  --------------   ------------  --------------  --------------
Revenues
   Net Sale                                   127,152       6,297          -                 (525)        132,924             -
   Other Income - net                             -           -            -                 -                -               -
                                             --------   ---------     ---------        -----------     -----------      -----------
                                              127,152       6,297          -                 (525)        132,924             -
Cost of Sales                                  97,261       4,819          -                 (525)        101,555             -
Selling, General
 and Administrative expenses                   34,761       1,817        1,573               -             38,151             -
                                             --------   ---------     ---------        -----------     -----------      -----------
Operating Income                               (4,870)       (339)      (1,573)              -             (6,782)            -
Gain on sale of business                          -           -          6,380               -              6,380             -
Interest Expense - Net
   Affiliates                                  (2,978)       (177)       3,155               -                -               -
   Third party                                   (270)       (135)     (14,961)              -            (15,366)            -
                                             --------   ---------     ---------        -----------     -----------      -----------

Loss Before Income Taxes, Equity
in Earnings (Loss of Subsidiaries and
Minority Interest                              (8,118)       (651)      (6,999)              -            (15,768)            -
Benefit (Provision) for Income Taxes             (552)        (83)      (1,400)              -             (2,035)            -
Equity in Earnings (Loss) of Subsidiaries        (707)        -         (9,377)            10,084             -            (17,776)
Minority Interest                                 -           -            -                   27              27             -
                                             --------   ---------     ---------        -----------     -----------      -----------
Net Income (Loss)                            $ (9,377)  $    (734)    $ (17,776)       $    10,111     $   (17,776)        (17,776)
                                             ========   =========     =========        ===========     ===========      ===========


                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------

Revenues
   Net Sales                                      -         132,924
   Other Income - net                             -             -
                                             --------     ---------
                                                  -         132,924
Cost of Sales                                     -         101,555
Selling, General
 and Administrative expenses                      -          38,151
                                             --------     ---------
Operating Income                                  -          (6,782)
Gain on sale of business                          -           6,380
Interest Expense - Net
   Affiliates                                     -             -
   Third party                                    -         (15,366)
                                             --------     ---------

Loss Before Income Taxes, Equity
in Earnings (Loss of Subsidiaries and
Minority Interest                                 -         (15,768)
Benefit (Provision) for Income Taxes              -          (2,035)
Equity in Earnings (Loss) of Subsidiaries      17,776           -
Minority Interest                                 -              27
                                             --------     ---------
Net Income (Loss)                            $ 17,776     $ (17,776)
                                             ========     =========

                     FOR THE THREE MONTHS ENDED APRIL 30, 2000

                                 MMH HOLDINGS, INC.
                  (Debtors - in - Possession as of May 17, 2000)
                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                   OCTOBER 31, 1999
                                 (Dollars in Thousands)

                                                           Non        Morris                         Consolidated
                                          Guarantor     Guarantor    Material                        Morris Material        MMH
                                          Subsidiaries  Subsidiaries Handling, Inc.   Eliminations   Handling, Inc.   Holdings, Inc.
                                          ------------  ------------ --------------   ------------   --------------   --------------
Revenues
   Net Sales                                   63,298         3,240        -                 (333)         66,205              -
   Other Income - net                             -             -          -                  -               -                -
                                             --------     ---------    ---------      -----------     -----------      -----------
                                               63,298         3,240        -                 (333)         66,205              -
Cost of Sales                                  42,421         2,595        -                 (333)         50,683              -
Selling, General
 and Administrative expenses                   19,603           912        776                -            21,291              -
                                             --------     ---------    ---------      -----------     -----------      -----------
Operating Income                               (4,726)         (267)      (776)               -            (5,769)             -
Gain on sale of business                          -             -          -                  -               -                -
Interest Expense - Net
   Affiliates                                  (1,343)          (87)     1,430                -               -                -
   Third party                                   (208)          (61)    (7,347)               -            (7,616)             -
                                             --------     ---------    ---------      -----------     -----------      -----------

Loss Before Income Taxes, Equity
in Earnings (Loss of Subsidiaries and
Minority Interest                              (6,277)         (415)    (6,693)               -           (13,385)             -
Benefit (Provision) for Income Taxes             (247)          -          -                  -              (247)             -
Equity in Earnings (Loss) of Subsidiaries        (404)          -       (6,928)             7,332             -            (13,621)
Minority Interest                                 -             -          -                   11              11              -
                                             --------     ---------    ---------      -----------     -----------      -----------
Net Income (Loss)                            $ (6,928)    $    (415)   $ (13,621)     $     7,343     $   (13,621)     $   (13,621)
                                             ========     =========    =========      ===========     ===========      ===========



                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------

Revenues
   Net Sales                                     -             66,205
   Other Income - net                            -                -
                                            --------      -----------
Cost of Sales                                    -             66,205
Selling, General                                 -             50,683
 and Administrative expenses
Operating Income                                 -             21,291
Gain on sale of business                    --------      -----------
Interest Expense - Net                           -             (5,769)
   Affiliates                                    -                -
   Third party
                                                 -                -
Loss Before Income Taxes, Equity                 -             (7,616)
in Earnings (Loss of Subsidiaries and       --------      -----------
Minority Interest
Benefit (Provision) for Income Taxes
Equity in Earnings (Loss) of Subsidiaries
Minority Interest                                -            (13,385)
Net Income (Loss)                                -               (247)
                                              13,621              -
                                                 -                 11
                                            --------      -----------
                                              13,621      $   (13,621)
                                            ========      ===========



                               MMH HOLDINGS, INC.
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (Dollars in Thousands)
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000


                                                             Non        Morris                        Consolidated
                                            Guarantor     Guarantor     Material                       Morris Material        MMH
                                          Subsidiaries  Subsidiaries  Handling, Inc.  Eliminations   Handling, Inc.   Holdings, Inc.
                                          ------------  ------------ --------------   ------------   --------------   --------------
Revenues
   Net Sale                                  $131,714   $   8,407    $     -          $      (352)    $   139,769      $      -
   Other Income - net                             147         -            -                 -                147             -
                                             --------   ---------    ---------        -----------     -----------      -----------
                                              131,861       8,407          -                 (352)        139,916             -
Cost of Sales                                  99,002       6,406          -                 (352)        105,056             -
Selling, General
 and Administrative Expenses                   32,786       1,826          675               -             35,287             -
                                             --------   ---------    ---------        -----------     -----------      -----------
Operating Income (Loss)                            73         175         (675)              -               (427)            -
Interest (Expense) Income - net
   Affiliates                                  (3,174)       (192)       3,366               -                -               -
   Third party                                   (350)       (240)     (13,886)              -            (14,431)            -
                                             --------   ---------    ---------        -----------     -----------      -----------

Loss Before Income Taxes, Equity
in Earnings (Loss) of Subsidiaries and
Minority Interest                              (3,406)       (257)     (11,195)              -            (14,858)            -
Provision for Income Taxes                     (1,065)        -  )         -                 -             (1,065)            -
Equity in Earnings (Loss) of Subsidiaries        (230)        -         (4,701)             4,931             -            (15,896)
Minority Interest                                 -           -            -                   27              27             -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net Income (Loss)                            $ (4,701)  $    (257)   $ (15,896)       $     4,958     $   (15,896)         (15,896)
                                             ========   =========    =========        ===========     ===========      ===========




                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------


Revenues
   Net Sales                                 $    -     $ 139,769
   Other Income - net                             -           147
                                             --------   ---------
                                                  -       139,916
Cost of Sales                                     -       105,056
Selling, General
 and Administrative Expenses                      -        35,287
                                             --------   ---------
Operating Income (Loss)                           -          (427)
Interest (Expense) Income - net
   Affiliates                                     -           -
   Third party                                    -       (14,431)
                                             --------   ---------

Loss Before Income Taxes, Equity
in Earnings (Loss) of Subsidiaries and
Minority Interest                                 -       (14,858)
Provision for Income Taxes                        -        (1,065)
Equity in Earnings (Loss) of Subsidiaries      15,896         -
Minority Interest                                 -            27
                                             --------   ---------
Net Income (Loss)                            $ 15,896   $ (15,896)
                                             ========   =========



                    FOR THE THREE MONTHS ENDED APRIL 30, 2000


                                                             Non        Morris                        Consolidated
                                            Guarantor     Guarantor     Material                     Morris Material       MMH
                                          Subsidiaries  Subsidiaries  Handling, Inc.  Eliminations    Handling, Inc.  Holdings, Inc.
                                          ------------  ------------ --------------   ------------   --------------   --------------
Revenues
   Net Sales                                 $ 67,575   $   4,310    $     -          $       (36)    $    71,849      $       -
   Other Income - net                              70         (25)         -                  -                45              -
                                             --------   ---------    ---------        -----------     -----------      -----------
                                               67,645       4,285          -                  (36)         71,894              -
Cost of Sales                                  51,170       3,308          -                  (36)         54,442              -
Selling, General
 and Administrative expenses                   17,963         939          452                -            19,354              -
                                             --------   ---------    ---------        -----------     -----------      -----------
Operating Income                               (1,488)         38         (452)               -            (1,902)             -
Interest (Expense) Income - net
   Affiliates                                  (1,564)        (97)       1,661                -               -                -
   Third Party                                   (174)       (102)      (7,247)               -            (7,523)             -
                                             --------   ---------    ---------        -----------     -----------      -----------

Loss Before Income Taxes, Equity
in Earnings (Loss) of Subsidiaries and
Minority Interest                              (3,226)       (161)      (6,038)               -            (9,425)             -
Provision for Income Taxes                     (1,271)        -         (2,247)               -            (3,518)             -
Equity in Earnings (Loss) of Subsidiaries        (140)        -         (4,637)             4,777             -            (12,922)
Minority Interest                                 -           -            -                   21              21              -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net Income (Loss)                            $ (4,637)  $    (161)   $ (12,922)       $     4,798     $   (12,922)     $   (12,922)
                                             ========   =========    =========        ===========     ===========      ===========





                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------


Revenues
   Net Sales                                 $    -     $ 67,575
   Other Income - net                             -           70
                                             --------   ---------
                                                  -       67,645
Cost of Sales                                     -        51,170
Selling, General
 and Administrative Expenses                      -        17,963
                                             --------   ---------
Operating Income (Loss)                           -        (1,488)
Interest (Expense) Income - net
   Affiliates                                     -        (1,564)
   Third party                                    -          (174)
                                             --------   ---------

Loss Before Income Taxes, Equity
in Earnings (Loss) of Subsidiaries and
Minority Interest                                 -        (3,226)
Provision for Income Taxes                        -        (1,271)
Equity in Earnings (Loss) of Subsidiaries      12,922        (140)
Minority Interest                                 -           -
                                             --------   ---------
Net Income (Loss)                            $ 12,922   $ (4,637)
                                             ========   =========

ROZ Start here

                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASHFLOWS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)



                                                             Non       Morris                         Consolidated
                                           Guarantor     Guarantor    Material                       Morris Material        MMH
                                         Subsidiaries  Subsidiaries  Handling, Inc.   Eliminations    Handling, Inc.  Holdings, Inc.
                                         ------------  ------------  --------------   ------------   --------------   --------------
Operating Activities
  Net income (Loss)                          $ (9,377)  $   (734)    $ (17,776)       $    10,111     $   (17,776)     $   (17,776)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization              4,468         74            21                -             4,563              -
     Amortization of debt
      financing cost                              -          -           1,174                -             1,174              -
     Equity in loss of subsidiaries               707        -           9,377            (10,084)            -             17,776
     Gain on sale of business                     -          -          (6,380)               -
     Deferred income taxes - net                  -          -             -                  -               -
     Other                                        -          -             -                  (27)            (27)             -
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable                        7,886         426          -                  -             8,312              -
     Inventories                               (1,419)        (79)         -                  -            (1,498)             -
     Other current assets                      (2,265)          7          250                -            (2,008)             -
     Trade accounts payable and
      bank overdrafts                          (6,965)        608          -                  -            (6,357)             -
     Accrued interest                               8           -        9,726                -             9,734              -
     Other current liabilities                    943         (65)       2,580                -             3,458              -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net cash provided by (used for)
 operating activities                          (6,014)        237       (1,028)               -            (6,805)             -
                                             --------   ---------    ---------        -----------     -----------      -----------

Investment and Other Transactions
  Fixed asset additions - net                    (495)         21          -                 -               (474)             -
  Capitalized software                           (997)        -            -                 -               (997)             -
  Net proceeds on divestiture of business       9,115         -            -                 -              9,115              -
  Other - net                                    (115)        (11)         (70)              -               (196)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash used for investment and
   other transactions                           7,508          10          (70)              -              7,448              -
                                             --------   ---------    ---------        -----------     -----------      -----------

Financing Activities
  Changes in short-term debt and
   notes payable                                6,868         (28)         -                 -              6,840              -
  Proceeds from/(Repayments of)
   Revolving Credit Facility borrowings           -          -          (4,775)              -             (4,775)             -
  Repayments of Term Loans                        -          -          (3,812)              -             (3,812)             -
  Repayments of Acquisition Facility
   Line borrowings                                -          -            (336)              -               (336)             -
  Distribution to parent                       (8,846)         99        8,747               -                -                -
  Repayments of long-term debt                    (87)       -             -                 -                (87)             -
  Payment of fees for amendment of
   New Credit Facility                            -          -            (226)              -               (226)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash provided by (used for)
   financing activities                        (2,065)         71         (402)              -             (2,396)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                      (55)        (20)         -                 -                (75)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Increase (Decrease) in Cash and
   Cash Equivalents                              (626)        298       (1,500)              -             (1,828)             -
  Cash and Cash Equivalents
    Beginning of Period                         2,325         104        1,500               -              3,929              -
                                             --------   ---------    ---------        -----------     -----------      -----------
    End of Period                            $  1,699   $     402            0               -              2,101              -
                                             ========   =========    =========        ===========     ===========      ===========




                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------

Operating Activities
  Net income (Loss)                          $ 17,776   $ (17,776)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization                -         4,563
     Amortization of debt
      financing cost                              -         1,174
     Equity in loss of subsidiaries           (17,776)        -
     Gain on sale of business                     -        (6,380)
     Deferred income taxes - net                  -           -
     Other                                        -         8,312
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable
     Inventories                                  -        (1,498)
     Other current assets                         -        (2,008)
     Trade accounts payable and
      bank overdrafts                             -        (6,357)
     Accrued interest                             -         9,734
     Other current liabilities                    -         3,458
                                             --------   ---------
Net cash provided by (used for)
 operating activities                             -        (6,805)
                                             --------   ---------

Investment and Other Transactions
  Fixed asset additions - net
  Capitalized software                            -          (474)
  Net proceeds on divestiture of business         -          (997)
  Other - net                                     -         9,115
  Net cash used for investment and
   other transactions                             -          (196)
                                             --------   ---------
                                                  -         7,448

Financing Activities
  Changes in short-term debt and
   notes payable                                  -         6,840
  Proceeds from/(Repayments of)
   Revolving Credit Facility borrowings           -        (4,775)
  Repayments of Term Loans                        -        (3,812)
  Repayments of Acquisition Facility
   Line borrowings                                -          (336)
  Distribution to parent                          -           -
  Repayments of long-term debt                    -           (87)
  Payment of fees for amendment of
   New Credit Facility                            -          (226)
                                             --------   ---------
  Net cash provided by (used for)
   financing activities                           -        (2,396)
                                             --------   ---------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                      -           (75)
                                             --------   ---------
  Increase (Decrease) in Cash and
   Cash Equivalents                               -        (1,828)
  Cash and Cash Equivalents
    Beginning of Period                           -         3,929
                                             --------   ---------
    End of Period                                 -         2,101
                                             ========   =========


                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASHFLOWS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)



                                                             Non        Morris                        Consolidated
                                           Guarantor     Guarantor     Material                      Morris Material        MMH
                                         Subsidiaries  Subsidiaries  Handling, Inc.   Eliminations   Handling, Inc.   Holdings, Inc.
                                         ------------  ------------  --------------   ------------   --------------   --------------
Operating Activities
  Net income (Loss)                          $ (4,701)  $   (257)    $ (15,896)       $     4,958     $   (15,896)     $   (15,896)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization              3,707         146          -                  -             3,853              -
     Amortization of debt
      financing cost                              -           -          1,048                -             1,048              -
     Equity in loss of subsidiaries               230         -          4,701             (4,931)            -             15,896
     Deferred income taxes - net                  -           -             31                -                31              -
     Other                                        -           -            -                  (27)            (27)             -
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable                       17,901       1,384          -                  -            19,285              -
     Inventories                                1,846        (584)         -                  -             1,262              -
     Other current assets                      (6,201)     (1,269)       3,407                -            (4,063)             -
     Trade accounts payable and
      bank overdrafts                          (8,197)         72          -                  -            (8,125)             -
     Accrued interest                             144         -           (544)               -              (400)             -
     Other current liabilities                (12,581)        128        8,080                -            (4,373)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net cash provided by (used for)
 operating activities                          (7,852)       (380)         827                -            (7,405)             -
                                             --------   ---------    ---------        -----------     -----------      -----------

Investment and Other Transactions
  Fixed asset additions - net                  (4,585)       (159)         -                  -            (4,744)             -
  Capitalized software                            -           -            -                  -               -                -
  Acquisition of businesses - net
   of cash acquired                            (5,070)        -            -                  -            (5,070)             -
  Repayment of loans by senior
   management                                     -           -             70                -                70              -
  Other - net                                    (421)        176          -                  -              (245)
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash (used for) provided by
   investment and other transactions          (10,076)         17           70                -            (9,989)              -
                                             --------   ---------    ---------        -----------     -----------      -----------

Financing Activities
  Changes in short-term debt and
   notes payable                                8,147        120           -                 -              8,267              -
  (Repayments of)/Proceeds from
   Revolving Credit Facility borrowings           -           -          8,784               -              8,784              -
  Proceeds from Aquisitions Facility
   Line borrowings                                -           -          1,235               -              1,235              -
  Distribution to parent                       10,241         -        (10,241)              -                -                -
  Repayments of long-term debt                    -           -           (675)              -               (675)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash provided by (used for)
   financing activities                        18,388         120         (897)              -             17,611              -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                       45          (6)         -                -                  39              -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Increase (Decrease) in Cash and
   Cash Equivalents                               505        (249)         -                -                 256              -
  Cash and Cash Equivalents
    Beginning of Period                         2,214         320          -                -               2,534              -
                                             --------   ---------    ---------        -----------     -----------      -----------
    End of Period                            $  2,719          71          -                -               2,790              -
                                             ========   =========    =========        ===========     ===========      ===========






                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------


Operating Activities
  Net income (Loss)                          $ 15,896   $ (15,896)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization                -         3,853
     Amortization of debt
      financing cost                              -         1,048
     Equity in loss of subsidiaries               -           -
     Deferred income taxes - net              (15,896)         31
     Other                                        -           (27)
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable                          -        19,285
     Inventories                                  -         1,262
     Other current assets                         -        (4,063)
     Trade accounts payable and
      bank overdrafts                             -        (8,125)
     Accrued interest                             -          (400)
     Other current liabilities                    -        (4,373)
                                             --------   ---------

Net cash provided by (used for)
 operating activities                             -        (7,405)
                                             --------   ---------

Investment and Other Transactions
  Fixed asset additions - net                    -         (4,744)
  Capitalized software                           -            -
  Acquisition of businesses - net
   of cash acquired                              -         (5,070)
  Repayment of loans by senior
   management                                    -             70
  Other - net                                    -           (245)
                                             --------   ---------
  Net cash (used for) provided by
   investment and other transactions             -         (9,989)
                                             --------   ---------

Financing Activities
  Changes in short-term debt and
   notes payable                                 -           8,267
  (Repayments of)/Proceeds from
   Revolving Credit Facility borrowings          -           8,784
  Proceeds from Aquisitions Facility
   Line borrowings                               -           1,235
  Distribution to parent                         -             -
  Repayments of long-term debt                   -           (675)
                                             --------   ---------
  Net cash provided by (used for)
   financing activities                          -         17,611
                                             --------   ---------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                     -             39
                                             --------   ---------
  Increase (Decrease) in Cash and
   Cash Equivalents                              -            256
  Cash and Cash Equivalents
    Beginning of Period                          -          3,534
                                             --------   ---------
    End of Period                                -          2,790
                                             ========   =========

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

On May 17, 2000, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors will continue to implement cost savings initiatives to bring their costs in line with market requirements. In connection with the filing, the Debtors have received court approval of debtor-in-possession financing of $35 million and are authorized to continue to utilize their collections in the operation of their business. See Note 1, Reorganization under Chapter 11, Note 4, Liquidity and Capital Resources and
Note 7, Indebtedness.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED PREVIOUSLY IN THIS DOCUMENT. THE COMPANY'S FISCAL YEAR ENDS OCTOBER 31. CONSEQUENTLY, ANY REFERENCE TO ANY PARTICULAR FISCAL YEAR MEANS THE FISCAL YEAR ENDED OCTOBER 31 OF SUCH YEAR. AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" REFERS TO MMH HOLDINGS, INC., AND ITS SUBSIDIARIES, INCLUDING MORRIS MATERIAL HANDLING, INC.

GENERAL

On May 17, 2000, MMH Holdings, Inc. and its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in an action that covers the parent company and its U.S. based operating subsidiaries. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims will be reflected in subsequent filings in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection.

The Company is an international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to an international full service provider with a significant emphasis on the high margin aftermarket business. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.

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

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "New Credit Facility"). The New Credit Facility includes $55.0 million of term loans (the "Term Loans"), a revolving credit facility (the "Revolving Credit

Facility")  and  an  acquisition  facility  (the  "Acquisition  Facility").  The
Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility initially permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions. The New Credit Facility was amended on August 2, 1999. See "Liquidity and Capital Resources." As amended, the Revolving Credit Facility provided $50.7 million of available borrowings ($10.0 million of which was required to be reserved for issuance of letters of credit), and the Acquisition Facility provided for $12.4 million of borrowings ($7.4 million of which was previously funded by the lenders under the New Credit Facility and $5.0 million of which was funded by indirect equity holders in Holdings) for acquisitions and general corporate purposes. No additional borrowings under the Acquisition Facility are available from lenders under the New Credit Facility.

At the Recapitalization Closing, (i) MHE Investments paid HarnCo $54.0 million for 72.6% of Holdings' common stock (the "Holdings Common Stock") (after giving effect to the Transactions) and approximately $28.9 million liquidation preference of Holdings' 12 1/2% Series C Junior Voting Exchangeable Preferred Stock (the "Holdings Series C Junior Voting Preferred Stock"), (ii) Holdings redeemed certain shares of Holdings Common Stock and Holdings Series C Junior Voting Preferred Stock from HarnCo for $282.0 million in cash (subject to potential post-Recapitalization adjustments as to which an additional $5.0 million was provided to HarnCo) and approximately $4.8 million liquidation preference of Holdings' 12 1/4% Series B Junior Exchangeable Preferred Stock (the "Holdings Series B Junior Preferred Stock"), and (iii) HarnCo retained approximately 20.8% of the Holdings Common Stock (after giving effect to the Transactions).

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates continued to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $11.6 million as of April 30, 2000). MMH accrued a fee of $111,510 for the first half of 2000. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999. The Company accrued $2,355,000 of expenses for royalty fees in the period from March 30, 1999 to April 30, 2000, including $1,002,000 for the six months ended April 30, 2000. The Company elected to defer the payment of the royalty fee for the period ended October 31, 1999 ($1,353,000), which was payable January 30, 2000, pursuant to the terms of the Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments.

As discussed below, the Company could be materially adversely affected by the fact that HII and certain of its United States affiliates filed for bankruptcy protection.

For income tax purposes, Holdings and MMH were deemed to acquire the assets of the MHE Business pursuant to Code Section 338(h)(10) in connection with the Transactions. Accordingly, the Recapitalization increased the tax basis of certain assets and created tax-deductible goodwill.

FINANCIAL COVENANT VIOLATIONS. The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended April 30, 2000 and anticipates that it will not meet them in the foreseeable future. The Company entered into several Amendments and Waivers under the New Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period to which the Waivers apply.

In connection with, and as a condition to, the lenders under the New Credit Facility entering into the August 2, 1999 Amendment to the New Credit Facility, certain of the current indirect equity holders in Holdings purchased, through Martin Crane L.L.C. ("Martin Crane"), a newly formed limited liability company, a $5.0 million participation in the New Credit Facility and received shares of non-voting common stock of Holdings, in consideration therefor. As a result, at April 30, 2000, MHE Investments owned approximately 54.5% of the Holdings Common Stock, HarnCo owned approximately 15.6% of the Holdings Common Stock, institutional investors own approximately 4.9% of the Holdings Common Stock and Martin Crane owns approximately 25.0% of the Holdings Common Stock.

CHAPTER 11 FILING. As discussed above, on May 17, 2000, Holdings and its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The full $35 million facility was approved by the Bankruptcy Court on June 15, 2000. This new facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000.

The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue with implementation of its cost savings initiatives to bring costs in line with market requirements. Although no material adverse effects have occurred to date, disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees.

HII BANKRUPTCY PETITION. On June 7, 1999, (the "Petition Date") HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations  to  third  parties.  There  can be no  assurance  that  HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other that may be affected by the HII Bankruptcy.

ACQUISITIONS AND DIVESTITURES

ACQUISITIONS - During the six months ended April 30, 2000, the Company did not make any acquisitions. During the six months ended April 30, 1999, the Company completed one acquisition with an aggregate purchase price of $3.1 million, net of cash acquired, including approximately $1.0 million financed by the seller. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1.8 million is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005. During the six months ended April 30, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. In addition, with respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1.4 million in the six months ended April 30, 1999. Additionally, a payment of $100 was made in each of the six month periods ended April 30, 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the six months ended April 30, 1999 and accordingly, such information is not presented.

DIVESTITURES-On December 16, 1999, the Company completed the sale of the Brake Business located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During the first quarter of fiscal year 2000, the Brake Business contributed $0.5 million in sales and no operating income to the Company's results. A pre-tax gain of $6.4 million was recognized on this transaction.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated.

                                                           SUPPLEMENTAL DATA
                                                         (DOLLARS IN MILLIONS)




                            THREE MONTHS ENDED        THREE MONTHS ENDED         SIX MONTHS ENDED       SIX MONTHS ENDED
                           --------------------   ----------------------    ----------------------   ---------------------
                             APRIL 30, 2000            APRIL 30, 1999            APRIL 30, 2000          APRIL 30, 1999
                           --------------------   ----------------------    ----------------------   ---------------------
                                     Percent of              Percent of                Percent of               Percent of
                              $       NET SALES       $       NET SALES         $       NET SALES       $       NET SALES
                           --------  ----------   --------   ----------     --------   ----------    --------   ----------

Net Sales                  $  66.2     100.0%       $71.9      100.0%       $ 132.9      100.0%      $139.8       100.0%
Other income - net             -          -          -            -             -           -            .1          .1%
Cost of sales                 50.7      76.6%        54.4       75.7%         101.6       76.4%       105.1        75.2%
Selling, general and
  Administrative expenses     21.3      32.2%        19.4       27.0%          38.1       28.7%        35.3        25.3%
Operating income (loss)       (5.8)     -8.8%        (1.9)      -2.7%          (6.8)      -5.1%         (.5)         -.4%
Gain on sale of business        -        -              -         -             6.4        4.8%          -           -
Interest expense              (7.6)    -11.5%        (7.5)     -10.4%         (15.4)     -11.6%       (14.4)       -10.3%
Tax benefit (expense)         (.2)       -.3%       (3.5)       -4.9%          (2.0)      -1.5%       (1.0)          -.7%
Net loss                     (13.6)    -20.6%       (12.9)     -18.0%         (17.8)     -13.4%       (15.9)       -11.4%


SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

Net sales for the six months ended April 30, 2000 ("First Half 2000") decreased $6.9 million or 4.9% to $132.9 million from $139.8 million for the six months ended April 30, 1999 ("First Half 1999"). The decrease in net sales was primarily caused by the following: (i) $4.4 million decrease in U.S. engineered crane sales due to a slow down in new orders during First Half 2000; (ii) $3.1 million lower service sales in the U.S., primarily in the west, due to heavy competition and lack of service technicians; and (iii) $1.5 million decrease in South African engineered crane sales where a large project was being performed during the same period in the prior year. These decreases were partially offset by: (i) a $1.5 million increase in hoists for southeast Asia as that market begins to show renewed activity; and (ii) increased parts sales of $1.1 million with improvement in the U.S. from wider spread coverage resulting from Company-owned distribution operations.

Cost of sales decreased to $101.6 million in First Half 2000 compared to $105.1 million for the First Half 1999. Cost of sales increased as a percentage of net sales from 75.2% in First Half 1999 to 76.4% in First Half 2000 due to lower selling prices in the engineered crane, hoist and service markets as a result of competitive pressures.

Selling, general and administrative expenses increased $2.9 million or 8.2% to $38.2 million in First Half 2000 from $35.3 million in First Half 1999. The primary causes of the increase were: (i) professional fees related to the restructuring of the Company's operations and capital structure; (ii) the accrued royalty to HII for use of the P&H trademark; (iii) increased goodwill amortization due to the fiscal 1999 fourth quarter change in the amortization period for the goodwill related to the Company's international operations; (iv) increases due to a fiscal 1999 acquisition subsequent to the first quarter of 1999; (v) additional contract related costs associated with the port crane business in the United Kingdom; and (vi) the writeoff of accounts receivable due from a Malaysian joint venture. These increases were partially offset by approximately $1.0 million of savings realized due to the fiscal 1999 restructuring of the United Kingdom and United States administrative functions.

Approximately $15.4 million in interest expense, including $1.2 million in amortization of related financing costs, was recorded in First Half 2000 compared to $14.4 million, including $1.0 million in amortization of related financing costs, in

First Half 1999. The Company paid $4.4 million and $13.8 million of interest and commitment fees during First Half 2000 and First Half 1999, respectively.

Tax expense of $2.0 million recorded in First Half 2000 related primarily to the estimated tax recorded on the sale of the Brake Business in December 1999 and profitable operations in Canada.

The Company's backlog of orders at April 30, 2000 was approximately $78.2 million compared to $97.2 million at April 30, 1999. Bookings in First Half 2000 were $133.8 million compared to $139.7 million in First Half 1999. The overall backlog is lower primarily due to the completion of several large orders that were in backlog a year ago and the normal variability in booking patterns for highly engineered cranes.


THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

Net sales for the three months ended April 30, 2000 ("Second Quarter 2000") decreased $5.7 million or 7.9% to $66.2 million from $71.9 million for the three months ended April 30, 1999 ("Second Quarter 1999"). The decrease in net sales was primarily caused by the following: (i) a decrease of $5.1 million in the sale of engineered cranes in the U.S. reflecting the lower level of orders in recent months; (ii) a decrease in service sales of $2.2 million in North America due to competitive pressures and turnover in service technicians; and (iii) a $1.9 million decrease in the sale of engineered cranes in the Company's international market. These decreases were partially offset by: (i) an increase of $3.9 million in the sale of standard cranes caused by continued growth of the U.S. regional crane builders; (ii) an increase in hoists and components of $1.9 million tied to the increase in standard crane sales; and (iii) an increase in overall parts sales of $0.5 million resulting from improved coverage in territories formerly covered by independent dealers.

Cost of sales decreased to $50.7 million in Second Quarter 2000 compared to $54.4 million for the Second Quarter 1999. Cost of sales increased as a percentage of net sales from 75.7% in Second Quarter 1999 to 76.6% in Second Quarter 2000 due to lower selling prices in the engineered crane and service markets as a result of competitive pressures.

Selling, general and administrative expenses increased $1.9 million or 9.8% to $21.3 million in Second Quarter 2000 from $19.4 million in Second Quarter 1999. The primary causes were: (i) professional fees related to the Company's restructuring; (ii) the accrued royalty to HII for use of the P&H trademark;
(iii) increased goodwill amortization due to the fiscal 1999 fourth quarter change in the amortization period for the goodwill related to the Company's international operations; (iv) additional contract related costs associated with the port crane business in the United Kingdom; and (vi) the writeoff of accounts receivable due from a Malaysian joint venture. These increases were partially offset by savings realized due to the fiscal 1999 restructuring of the United Kingdom and United States administrative functions.

Approximately $7.6 million in interest expense, including $0.6 million in amortization of related financing costs, was recorded in Second Quarter 2000 compared to $7.5 million, including $0.5 million in amortization of related financing costs, in the Second Quarter 1999. The Company paid $2.8 million and $12.2 million of interest and commitment fees during the Second Quarter 2000 and Second Quarter 1999, respectively.

Tax expense of $0.2 million recorded in the Second Quarter 2000 was the result of profitable operations in Canada as well as state tax liabilities.

The Company's backlog of orders at April 30, 2000 was approximately $78.2 million compared to $97.2 million at April 30, 1999. Bookings in Second Quarter 2000 were $56.5 million compared to $76.6 million in Second Quarter 1999. The overall backlog is lower primarily due to the completion of several large orders that were in backlog a year ago and the normal variability in booking patterns for highly engineered cranes.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and timing of the payments under, percentage-of-completion long-term contracts.

Net cash flow used for operating activities for First Half 2000 and First Half 1999 was $6.8 million and $7.4 million, respectively.

Net cash provided by investment and other transactions for First Half 2000 was $7.4 million compared to net cash used for investment and other transactions of $10.0 million for First Half 1999. During First Half 2000, $9.1 million of cash, net of transaction costs, was provided by the sale of the Canadian brake business. This was partially offset by $0.1 million of cash used for deferred payments on previous acquisitions. During First Half 1999, $5.1 million was used for an acquisition related to the Company's distribution and service center network and payments made with respect to three earlier acquisitions. Additionally, capital expenditures decreased to $1.5 million in First Half 2000 from $4.7 million in First Half 1999. The First Half 2000 expenditures included computers and manufacturing equipment. The First Half 1999 expenditures included computers and upgrades, new operating system software, office and warehouse consolidations and manufacturing equipment.

Net cash used for financing activities was $2.4 million in First Half 2000 compared to net cash provided by financing activities of $17.6 million in First Half 1999. Net repayments in First Half 2000 included $4.8 million under the Revolving Credit Facility in the United States and United Kingdom. The Company also paid $4.1 million of principal on the Term Loan A, Term Loan B, and Acquisition Facility from the net proceeds from the sale of the Canadian brake business.

The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained waivers of such financial covenants through August 2, 1999. The waivers permitted the Company to borrow certain amounts under the Revolving Credit Facility to meet its working capital requirements; however the Company could not, without prior lender consent, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company had repaid subsequent to March 2, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million.

On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset financial covenants under the New Credit Facility until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. At the end of Second Quarter 2000, the Company had $30.0 million of outstanding Revolving Credit Facility borrowings. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.3 million have been issued.

In connection with, and as a condition to the New Credit Facility lenders entering into, the Amendment, certain of the current indirect equity holders in Holdings, through Martin Crane, purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 25% of the then outstanding Holdings Common Stock.

The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended April 30, 2000 and anticipates that it will not meet them in the foreseeable future. The Company entered into several Amendments and Waivers under the New Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period to which the Waivers apply.

Holdings' current primary cash needs are for administrative expenses and for the payment of income taxes of Holdings and its affiliates related to the MHE Business. Holdings is a holding company that conducts all of its operations through its subsidiaries. Consequently, Holdings' ability to meet its cash needs depends entirely upon receiving dividends, loans, advances or other payments from its subsidiaries. If for the reasons outlined above or otherwise, the Company is unable to continue as a going concern, Holdings also will not be able to continue to operate as a going concern. The New Credit Facility and the Indenture generally restrict the ability of Holdings' subsidiaries to transfer funds to Holdings, other than for administrative fees and expenses (subject to a general limit) and other than for the payment of income taxes. Under the terms of the Indenture, the Company is generally restricted from paying dividends or making other restricted payments to Holdings unless, among other things, the ratio of the Company's EBITDA to Consolidated Interest Expense (as defined in the Indenture) for the four most recent consecutive fiscal quarters is at least 2 to 1. Moreover, the terms of the Holdings Series A

Senior Preferred Stock, as well as the Holdings Series B Junior Preferred Stock and the Holdings Series C Junior Voting Preferred Stock, restrict the ability of Holdings and its subsidiaries to incur additional indebtedness. There are no current material restrictions on the ability of the Company's subsidiaries to pay dividends or otherwise make payments to the Company. In addition, the Company anticipates that there will not be any material economic restrictions or adverse tax effects with respect to the Company's ability to repatriate foreign assets. There can be no assurance, however, that such limitations will not exist in the future. As a result of these restrictions and the Company's current financial condition outlined above, it is unlikely that Holdings will have available to it sufficient cash resources to pay cash dividends on the Holdings Series A Senior Preferred Stock (or on the Holdings Series B Junior Preferred Stock and the Holdings Series C Junior Voting Preferred Stock) commencing October 1, 2003. In addition, all issues of Holdings' preferred stock are manditorily redeemable.

On May 17, 2000, Holdings and its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The full $35 million facility was approved by the Bankruptcy Court on June 15, 2000. This new facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000.

The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although no material adverse effects have occurred to date, disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees.

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with its bank lenders and representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, the Company may be unable to continue as a going concern.

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

CAUTIONARY FACTORS

This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:

     o LIQUIDITY STATUS - The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. On August 2, 1999, the Company entered into the Amendment which cured past financial covenant violations and reset financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.3 million have been issued.

        The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended April 30, 2000 and anticipates that it will not meet them in the foreseeable future. The Company entered into several Amendments and Waivers under the New Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period as to which the Waivers apply.

        On May 17, 2000, Holdings and its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11 and Note 12, Subsequent Events. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The full $35 million facility was approved by the Bankruptcy Court on June 15, 2000. This new facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000.

        The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although no material adverse effects have occurred to date, disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees.

        As of the end of the second quarter of 2000, the Company had $306.7 million of indebtedness outstanding, including $90.9 million under the New Credit Facility (including accrued interest) and $211.1 million evidenced by the Senior Notes (including accrued interest).

        The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with its bank lenders and representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, the Company may be unable to continue as a going concern.

     o POTENTIAL MATERIAL ADVERSE EFFECT OF HII BANKRUPTCY - On June 7, 1999, HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on one hand, and the Company and certain affiliates on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy.

     o RISKS ASSOCIATED WITH LARGE CRANE PROJECTS - The Company's principal business includes designing, manufacturing, marketing and servicing large cranes for the capital goods industries. Long periods of time are often necessary to plan, design and build these machines. With respect to these machines, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by some of the Company's customers to purchase these machines and to finance the steel mills, paper mills and other facilities that use these machines. The Company's success in obtaining and managing sales opportunities can affect the Company's financial performance. In addition, some projects are located in undeveloped or developing economies where business conditions are less predictable. Finally, the market for large cranes is down substantially and the outlook is not expected to improve for the foreseeable future.

     o RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS - The Company has operations and assets located in Canada, Mexico, Chile, the United
        Kingdom, South Africa, Thailand, Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Singapore, Thailand, Australia and the United Kingdom) accounted for 37.7% and 40.4% of the Company's aggregate net sales for the six months ended April 30, 2000 and 1999, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

     o COMPETITION - The markets in which the Company operates are highly competitive. Both domestically and internationally, the Company faces competition from a number of different manufacturers in each of its product lines, some of which have greater financial and other resources than the Company. The principal competitive factors affecting the Company include performance, functionality, price, brand recognition, customer service and support, financial strength and stability, and product availability. The current depressed level of new equipment orders has increased the intensity of competition and has reduced selling prices and margins on new equipment bookings. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on the Company's financial condition, liquidity and results of operations. In addition, the Company's ability to compete successfully will likely be adversely affected by the Company's liquidity crisis.

     o MARKET RISKS - The Company's business is affected by the state of the United States and global economy in general, and by the varying economic cycles of the industries in which its products are used. There can be no assurance that any future condition of the United States economy or the economies of the other countries in which the Company does business will not have an adverse effect on the Company's business, operations or financial performance.

YEAR 2000 COMPLIANCE

The Company has not experienced any significant disruption in operations as a result of the Year 2000 issue, although there remains a potential for Year 2000 problems to occur after January 1, 2000. Management, however, believes that any potential problems would not have a significant impact on operations of the Company.

The potential Year 2000 problems exist as a result of computer programs written and systems designed using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Since 1996, the Company has been engaged in resolving its Year 2000 issues, first as a subsidiary of HII, and now on its own as an independent entity. After the Recapitalization, the Company established its own Year 2000 teams. These teams performed site audits at each of the Company's operations in order to identify and address all Year 2000 issues related to both information technology ("IT") systems and internally used manufacturing and administrative equipment. Hardware and software technology guidelines were implemented worldwide in order to ensure that all systems were Year 2000 compliant before January 1, 2000. All material IT and non-IT equipment, processes and software were compliant and resulted in no material Year 2000 issues through June 28, 2000.

The Company also assessed and addressed Year 2000 issues with significant vendors. The Company sought assurances from all of its vendors with respect to Year 2000 issues. The Company does not, however, control the systems of other companies, and cannot assure that these systems were timely converted and, if not converted, would not have an adverse effect on the Company's business operations. In the event that the Company's significant vendors or suppliers did not complete their Year 2000 compliance efforts, the Company could have experienced disruptions in its operations. Disruptions in the economy generally resulting from Year 2000 issues also could have affected the Company. With respect to products sold by the Company, management continues to believe that any liability for Year 2000 compliance will not be material.

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the statements of financial position at fair value. In June 1999, the statement's effective date was delayed by one year, and it will be effective for the year ending October 31, 2001. Interim reporting for this standard will be required. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is potentially exposed to market risk asssociated with changes in foreign exchange and interest rates. From time to time the Company will enter into derivative financial instruments to hedge these exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate and foreign exchange rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's 1999 Annual Report on Form 10-K, except for the termination of the Company's interest rate swap during the quarter ended April 30, 2000.

                           PART II. OTHER INFORMATION


Item 1. legal Proceedings
        -----------------

     On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($11.5 million based on exchange rates at January 31, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company is found liable for the claims and is unable to obtain insurance coverage therefor, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at April 30, 2000.

     The Company is also involved from time to time in various other routine litigation incident to its operations. Although the outcome of those matters cannot be predicted with certainty, management believes that any such pending or threatened litigation will not have a material adverse effect on its consolidated results of operations and financial condition.

Item 2. Changes in Securities
        ---------------------

     Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

     In advance of the Chapter 11 bankruptcy filings described in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I, the Debtors were unable to pay the interest on the Senior Notes.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     Not applicable.

Item 5. Other Information
        -----------------

     Not applicable.

Item 6. Exhibits and Reports On Form 8-K
        --------------------------------

     (a) Exhibits

         Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K

         The Registrants filed no reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        MMH HOLDINGS, INC.


     Date:  June 28, 2000               /S/ DAVID D. SMITH
                                        -------------------
                                        David D. Smith
                                        Vice President - Finance
                                        (Principal Financial Officer)



                                        MORRIS MATERIAL HANDLING, INC.


     Date:  June 28, 2000               /S/ DAVID D. SMITH
                                        -------------------
                                        David D. Smith
                                        Vice President - Finance
                                        (Principal Financial Officer)

EXHIBIT
 NUMBER                         EXHIBIT DESCRIPTION
--------                        -------------------

  27.1     Financial Data Schedule

  27.2     Financial Data Schedule