Form 10-Q/A
period 2000-04-30
MORRIS MATERIAL HANDLING INC; MMH HOLDINGS INC
filed 2000-07-17
CIK 1060951, 1060948

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-Q/A

				        Amendment No. 1 to

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


                                                             Non        Morris                        Consolidated
                                            Guarantor     Guarantor     Material                       Morris Material        MMH
                                          Subsidiaries  Subsidiaries  Handling, Inc.  Eliminations   Handling, Inc.   Holdings, Inc.
                                          ------------  ------------ --------------   ------------   --------------   --------------
Revenues
   Net Sale                                  $131,714   $   8,407    $     -          $      (352)    $   139,769      $      -
   Other Income - net                             147         -            -                 -                147             -
                                             --------   ---------    ---------        -----------     -----------      -----------
                                              131,861       8,407          -                 (352)        139,916             -
Cost of Sales                                  99,002       6,406          -                 (352)        105,056             -
Selling, General
 and Administrative Expenses                   32,786       1,826          675               -             35,287             -
                                             --------   ---------    ---------        -----------     -----------      -----------
Operating Income (Loss)                            73         175         (675)              -               (427)            -
Interest (Expense) Income - net
   Affiliates                                  (3,174)       (192)       3,366               -                -               -
   Third party                                   (305)       (240)     (13,886)              -            (14,431)            -
                                             --------   ---------    ---------        -----------     -----------      -----------

Loss Before Income Taxes, Equity
in Earnings (Loss) of Subsidiaries and
Minority Interest                              (3,406)       (257)     (11,195)              -            (14,858)            -
Provision for Income Taxes                     (1,065)        -            -                 -             (1,065)            -
Equity in Earnings (Loss) of Subsidiaries        (230)        -         (4,701)             4,931             -            (15,896)
Minority Interest                                 -           -            -                   27              27             -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net Income (Loss)                            $ (4,701)  $    (257)   $ (15,896)       $     4,958     $   (15,896)         (15,896)
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
                                             ========   =========



                    FOR THE THREE MONTHS ENDED APRIL 30, 2000


                                                             Non        Morris                        Consolidated
                                            Guarantor     Guarantor     Material                     Morris Material       MMH
                                          Subsidiaries  Subsidiaries  Handling, Inc.  Eliminations    Handling, Inc.  Holdings, Inc.
                                          ------------  ------------ --------------   ------------   --------------   --------------
Revenues
   Net Sales                                 $ 67,575   $   4,310    $     -          $       (36)    $    71,849      $       -
   Other Income - net                              70         (25)         -                  -                45              -
                                             --------   ---------    ---------        -----------     -----------      -----------
                                               67,645       4,285          -                  (36)         71,894              -
Cost of Sales                                  51,170       3,308          -                  (36)         54,442              -
Selling, General
 and Administrative expenses                   17,963         939          452                -            19,354              -
                                             --------   ---------    ---------        -----------     -----------      -----------
Operating Income                               (1,488)         38         (452)               -            (1,902)             -
Interest (Expense) Income - net
   Affiliates                                  (1,564)        (97)       1,661                -               -                -
   Third Party                                   (174)       (102)      (7,247)               -            (7,523)             -
                                             --------   ---------    ---------        -----------     -----------      -----------

Loss Before Income Taxes, Equity
in Earnings (Loss) of Subsidiaries and
Minority Interest                              (3,226)       (161)      (6,038)               -            (9,425)             -
Provision for Income Taxes                     (1,271)        -         (2,247)               -            (3,518)             -
Equity in Earnings (Loss) of Subsidiaries        (140)        -         (4,637)             4,777             -             12,922
Minority Interest                                 -           -            -                   21              21              -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net Income (Loss)                            $ (4,637)  $    (161)   $ (12,922)       $     4,798     $   (12,922)     $   (12,922)
                                             ========   =========    =========        ===========     ===========      ===========





                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------


Revenues
   Net Sales                                 $    -     $ 71,849
   Other Income - net                             -           45
                                             --------   ---------
                                                  -        71,894
Cost of Sales                                     -        54,442
Selling, General
 and Administrative Expenses                      -        19,354
                                             --------   ---------
Operating Income (Loss)                           -        (1,902)
Interest (Expense) Income - net
   Affiliates                                     -            -
   Third party                                    -        (7,523)
                                             --------   ---------

Loss Before Income Taxes, Equity
in Earnings (Loss) of Subsidiaries and
Minority Interest                                 -        (9,425)
Provision for Income Taxes                        -        (3,518)
Equity in Earnings (Loss) of Subsidiaries      12,922          -
Minority Interest                                 -            21
                                             --------   ---------
Net Income (Loss)                            $ 12,922   $ (12,922)
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



                                                             Non       Morris                         Consolidated
                                           Guarantor     Guarantor    Material                       Morris Material        MMH
                                         Subsidiaries  Subsidiaries  Handling, Inc.   Eliminations    Handling, Inc.  Holdings, Inc.
                                         ------------  ------------  --------------   ------------   --------------   --------------
Operating Activities
  Net income (Loss)                          $ (9,377)  $   (734)    $ (17,776)       $    10,111     $   (17,776)     $   (17,776)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization              4,468         74            21                -             4,563              -
     Amortization of debt
      financing cost                              -          -           1,174                -             1,174              -
     Equity in loss of subsidiaries               707        -           9,377            (10,084)            -             17,776
     Gain on sale of business                     -          -          (6,380)               -            (6,380)             -
     Deferred income taxes - net                  -          -             -                  -               -                -
     Other                                        -          -             -                  (27)            (27)             -
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable                        7,886         426          -                  -             8,312              -
     Inventories                               (1,419)        (79)         -                  -            (1,498)             -
     Other current assets                      (2,265)          7          250                -            (2,008)             -
     Trade accounts payable and
      bank overdrafts                          (6,965)        608          -                  -            (6,357)             -
     Accrued interest                               8           -        9,726                -             9,734              -
     Other current liabilities                    943         (65)       2,580                -             3,458              -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net cash provided by (used for)
 operating activities                          (6,014)        237       (1,028)                -            (6,805)             -
                                             --------   ---------    ---------        -----------     -----------      -----------

Investment and Other Transactions
  Fixed asset additions - net                    (495)         21          -                 -               (474)             -
  Capitalized software                           (997)        -            -                 -               (997)             -
  Net proceeds on divestiture of business       9,115         -            -                 -              9,115              -
  Other - net                                    (115)        (11)         (70)              -               (196)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash used for investment and
   other transactions                           7,508          10          (70)              -              7,448              -
                                             --------   ---------    ---------        -----------     -----------      -----------

Financing Activities
  Changes in short-term debt and
   notes payable                                6,868         (28)         -                 -              6,840              -
  Proceeds from/(Repayments of)
   Revolving Credit Facility borrowings           -          -          (4,775)              -             (4,775)             -
  Repayments of Term Loans                        -          -          (3,812)              -             (3,812)             -
  Repayments of Acquisition Facility
   Line borrowings                                -          -            (336)              -               (336)             -
  Distribution to parent                       (8,846)         99        8,747               -                -                -
  Repayments of long-term debt                    (87)       -             -                 -                (87)             -
  Payment of fees for amendment of
   New Credit Facility                            -          -            (226)              -               (226)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash provided by (used for)
   financing activities                        (2,065)         71         (402)              -             (2,396)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                      (55)        (20)         -                 -                (75)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Increase (Decrease) in Cash and
   Cash Equivalents                              (626)        298       (1,500)              -             (1,828)             -
  Cash and Cash Equivalents
    Beginning of Period                         2,325         104        1,500               -              3,929              -
                                             --------   ---------    ---------        -----------     -----------      -----------
    End of Period                            $  1,699   $     402            0               -              2,101              -
                                             ========   =========    =========        ===========     ===========      ===========




                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------

Operating Activities
  Net income (Loss)                          $ 17,776   $ (17,776)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization                -         4,563
     Amortization of debt
      financing cost                              -         1,174
     Equity in loss of subsidiaries           (17,776)        -
     Gain on sale of business                     -        (6,380)
     Deferred income taxes - net                  -           -
     Other                                        -         (27)
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable                          -         8,312
     Inventories                                  -        (1,498)
     Other current assets                         -        (2,008)
     Trade accounts payable and
      bank overdrafts                             -        (6,357)
     Accrued interest                             -         9,734
     Other current liabilities                    -         3,458
                                             --------   ---------
Net cash provided by (used for)
 operating activities                             -        (6,805)
                                             --------   ---------

Investment and Other Transactions
  Fixed asset additions - net
  Capitalized software                            -          (474)
  Net proceeds on divestiture of business         -          (997)
  Other - net                                     -         9,115
  Net cash used for investment and
   other transactions                             -          (196)
                                             --------   ---------
                                                  -         7,448

Financing Activities
  Changes in short-term debt and
   notes payable                                  -         6,840
  Proceeds from/(Repayments of)
   Revolving Credit Facility borrowings           -        (4,775)
  Repayments of Term Loans                        -        (3,812)
  Repayments of Acquisition Facility
   Line borrowings                                -          (336)
  Distribution to parent                          -           -
  Repayments of long-term debt                    -           (87)
  Payment of fees for amendment of
   New Credit Facility                            -          (226)
                                             --------   ---------
  Net cash provided by (used for)
   financing activities                           -        (2,396)
                                             --------   ---------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                      -           (75)
                                             --------   ---------
  Increase (Decrease) in Cash and
   Cash Equivalents                               -        (1,828)
  Cash and Cash Equivalents
    Beginning of Period                           -         3,929
                                             --------   ---------
    End of Period                                 -         2,101
                                             ========   =========
                                      4

                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASHFLOWS
                     FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)



                                                             Non        Morris                        Consolidated
                                           Guarantor     Guarantor     Material                      Morris Material        MMH
                                         Subsidiaries  Subsidiaries  Handling, Inc.   Eliminations   Handling, Inc.   Holdings, Inc.
                                         ------------  ------------  --------------   ------------   --------------   --------------
Operating Activities
  Net income (Loss)                          $ (4,701)  $   (257)    $ (15,896)       $     4,958     $   (15,896)     $   (15,896)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization              3,707         146          -                  -             3,853              -
     Amortization of debt
      financing cost                              -           -          1,048                -             1,048              -
     Equity in loss of subsidiaries               230         -          4,701             (4,931)            -             15,896
     Deferred income taxes - net                  -           -             31                -                31              -
     Other                                        -           -            -                  (27)            (27)             -
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable                       17,901       1,384          -                  -            19,285              -
     Inventories                                1,846        (584)         -                  -             1,262              -
     Other current assets                      (6,201)     (1,269)       3,407                -            (4,063)             -
     Trade accounts payable and
      bank overdrafts                          (8,197)         72          -                  -            (8,125)             -
     Accrued interest                             144         -           (544)               -              (400)             -
     Other current liabilities                (12,581)        128        8,080                -            (4,373)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
Net cash provided by (used for)
 operating activities                          (7,852)       (380)         827                -            (7,405)             -
                                             --------   ---------    ---------        -----------     -----------      -----------

Investment and Other Transactions
  Fixed asset additions - net                  (4,585)       (159)         -                  -            (4,744)             -
  Capitalized software                            -           -            -                  -               -                -
  Acquisition of businesses - net
   of cash acquired                            (5,070)        -            -                  -            (5,070)             -
  Repayment of loans by senior
   management                                     -           -             70                -                70              -
  Other - net                                    (421)        176          -                  -              (245)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash (used for) provided by
   investment and other transactions          (10,076)         17           70                -            (9,989)              -
                                             --------   ---------    ---------        -----------     -----------      -----------

Financing Activities
  Changes in short-term debt and
   notes payable                                8,147         120          -                 -              8,267              -
  (Repayments of)/Proceeds from
   Revolving Credit Facility borrowings           -           -          8,784               -              8,784              -
  Proceeds from Aquisitions Facility
   Line borrowings                                -           -          1,235               -              1,235              -
  Distribution to parent                       10,241         -        (10,241)              -                -                -
  Repayments of long-term debt                    -           -           (675)              -               (675)             -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Net cash provided by (used for)
   financing activities                        18,388         120         (897)              -             17,611              -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                       45          (6)         -                -                  39              -
                                             --------   ---------    ---------        -----------     -----------      -----------
  Increase (Decrease) in Cash and
   Cash Equivalents                               505        (249)         -                -                 256              -
  Cash and Cash Equivalents
    Beginning of Period                         2,214         320          -                -               2,534              -
                                             --------   ---------    ---------        -----------     -----------      -----------
    End of Period                            $  2,719          71          -                -               2,790              -
                                             ========   =========    =========        ===========     ===========      ===========






                                                        Consolidated
                                                             MMH
                                          Eliminations  Holdings, Inc.
                                          -----------   --------------


Operating Activities
  Net income (Loss)                          $ 15,896   $ (15,896)
  Add (deduct) - items not
   affecting cash provided by
   operating activities:
     Depreciation and amortization                -         3,853
     Amortization of debt
      financing cost                              -         1,048
     Equity in loss of subsidiaries           (15,896)         -
     Deferred income taxes - net                  -            31
     Other                                        -           (27)
Changes in working capital, excluding
 the effects of acquisition opening
 balance sheets:
     Accounts receivable                          -        19,285
     Inventories                                  -         1,262
     Other current assets                         -        (4,063)
     Trade accounts payable and
      bank overdrafts                             -        (8,125)
     Accrued interest                             -          (400)
     Other current liabilities                    -        (4,373)
                                             --------   ---------

Net cash provided by (used for)
 operating activities                             -        (7,405)
                                             --------   ---------

Investment and Other Transactions
  Fixed asset additions - net                    -         (4,744)
  Capitalized software                           -            -
  Acquisition of businesses - net
   of cash acquired                              -         (5,070)
  Repayment of loans by senior
   management                                    -             70
  Other - net                                    -           (245)
                                             --------   ---------
  Net cash (used for) provided by
   investment and other transactions             -         (9,989)
                                             --------   ---------

Financing Activities
  Changes in short-term debt and
   notes payable                                 -          8,267
  (Repayments of)/Proceeds from
   Revolving Credit Facility borrowings          -          8,784
  Proceeds from Aquisitions Facility
   Line borrowings                               -          1,235
  Distribution to parent                         -            -
  Repayments of long-term debt                   -           (675)
                                             --------   ---------
  Net cash provided by (used for)
   financing activities                          -         17,611
                                             --------   ---------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                     -             39
                                             --------   ---------
  Increase (Decrease) in Cash and
   Cash Equivalents                              -            256
  Cash and Cash Equivalents
    Beginning of Period                          -          2,534
                                             --------   ---------
    End of Period                                -          2,790
                                             ========   =========

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        MMH HOLDINGS, INC.


     Date:  July 17, 2000               /S/ DAVID D. SMITH
                                        -------------------
                                        David D. Smith
                                        Vice President - Finance
                                        (Principal Financial Officer)



                                        MORRIS MATERIAL HANDLING, INC.


     Date:  July 17, 2000               /S/ DAVID D. SMITH
                                        -------------------
                                        David D. Smith
                                        Vice President - Finance
                                        (Principal Financial Officer)