Form 10-Q
period 2000-07-31
MORRIS MATERIAL HANDLING INC; MMH HOLDINGS INC
filed 2000-12-15
CIK 1060951, 1060948

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2000


Commission              Registrant; State of Incorporation;         IRS EMPLOYER
File Number             Address; and Telephone Number         Identification No.

333-52529               MMH HOLDINGS, INC.                            39-1716155
                        (a Delaware Corporation
                        315 W. Forest Hill Avenue
                        Oak Creek, Wisconsin 53154
                        (414) 764-6200

333-52527               MORRIS MATERIAL HANDLING, INC.                39-1924039
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

                                                       Yes  X    No

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (October 31, 2000):

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

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                      INDEX

Introduction                                                                   3

Part I -Financial Information:

     Item 1. Financial Statements

     MMH Holdings, Inc.
           Condensed Balance Sheets                                            4
           Condensed Statements of Operations and Comprehensive Income (Loss)  5
           Condensed Statements of Cash Flows                                  6
           Statements of Preferred Stock and Shareholders'Equity               7

     Morris Material Handling, Inc.
           Condensed Balance Sheets                                            8
           Condensed Statements of Operations and Comprehensive Income (Loss)  9
           Condensed Statements of Cash Flows                                 10
           Statements of Shareholder's Equity                                 11

     Notes to Financial Statements of
            MMH Holdings, Inc. and
            Morris MaterialHandling, Inc.                                     12


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations of
             MMH Holdings, Inc. and Morris Material
             Handling, Inc.                                                   34

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       46

     Part II - Other Information:

     Item 1.   Legal Proceedings                                              47
     Item 2.   Changes in Securities                                          47
     Item 3.   Defaults upon Senior Securities                                47
     Item 4.   Submission of Matters to a Vote of Security Holders            47
     Item 5.   Other Information                                              47
     Item 6.   Exhibits and Reports on Form 8-K                               47

Introduction

MMH Holdings, Inc. ("Holdings") is a holding company whose sole direct subsidiary is Morris Material Handling, Inc. ("MMH"), which, together with its operating subsidiaries, is a manufacturer, distributor and service provider of "through-the-air" material handling equipment with operations in the United States, United Kingdom, South Africa, Singapore, Canada, Australia, Thailand, Chile and Mexico. Unless the context requires otherwise, references to the "Company" in this combined 10-Q are to Holdings, MMH, its subsidiaries and their predecessors.

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

Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management's expectations or beliefs concerning future events. Holdings and MMH caution that those statements are further qualified by important factors that could cause actual results to differ from those in the forward looking statements. Factors that might cause such a difference include, without limitation, general economic conditions and competition in the markets in which the Registrants' operations are located and are detailed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors." Consequently, all forward-looking statements made herein are qualified by these cautionary statements. There can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

                               MMH HOLDINGS, INC.
                  (Debtors - in Possession as of May 17, 2000)
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                     ASSETS                                 LIABILITIES AND SHAREHOLDERS' EQUITY


                              July 31,    October 31,                                                        July 31,    October 31,
                               2000          1999                                                            2000           1999
                              --------    -----------                                                        --------    -----------
                             (Unaudited)                                                                   (Unaudited)
Current Assets                                           Liabilities Not Subject to Compromise
  Cash and cash equivalents  $  2,785       $  3,929       Current Liabilities
  Accounts receivable-net      57,196         64,481         Short-term notes payable and current
  Inventories                  35,901         39,994          portion of long-term obligations (Note 9)     $    116        $   383
  Other current assets          7,566          7,842         Junior DIP Facility (Note 9)                     31,252              -
                             --------       --------         Revolving Credit Facility Borrowings (Note 9)         -         27,925
                              103,448        116,246         Term Loans (Note 9)                                   -         52,225
                             --------       --------         Acquisition Facility Line Borrowings (Note 9)         -         12,430
                                                             Senior Notes (Note 9)                                 -        200,000
Property, Plant and                                          Bank overdrafts                                     998          1,367
  Equipment                                                  Trade accounts payable                           13,110         26,757
                                                             Employee compensation and benefits                6,990          8,020
  Land and improvements         3,300          3,349         Advance payments and progress billings           11,592          8,336
  Buildings                    22,572         23,235         Accrued warranties                                1,865          1,821
  Machinery and equipment      43,427         45,219         Accrued interest                                    762          1,804
                              -------        -------         Income taxes payable                              1,561          2,205
                               69,299         71,803         Other current liabilities                         5,354          9,791
                                                                                                            --------       --------
  Less accumulated                                                                                            73,600        353,064
   depreciation               (33,370)       (30,829)
                              -------        -------       Other Long-Term Obligations                           624          2,784
                               35,929         40,974       Other Long-Term Liabilities                           239          1,307
                              -------        -------     Liabilities Subject to Compromise (Note 5)          295,483              -
                                                         Minority Interest                                        71            504
                                                         Commitments and Contingencies (Note 10)
Other Assets
  Goodwill                     22,500         42,844     Manditorily Redeemable Preferred Stock              118,642        108,245
  Debt financing costs         14,781         16,398     Shareholders' Equity                               (302,433)      (239,068)
  Other                         9,568         10,374                                                        --------      ---------
                              -------        -------                                                        $186,226      $ 226,836
                               46,849         69,616                                                        ========      =========
                              -------        -------


                             $186,226      $ 226,836
                             ========      =========


     The  accompanying  notes are an integral  part of the financial statements.

                               MMH HOLDINGS, INC.
                  (Debtors - in - Possesion as of May 17, 2000)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                              For the Three Months         For the Nine Months
                                 Ended July 31,               Ended July 31,
                                2000         1999            2000        1999
                              --------      --------       --------    --------

Revenues
   Equipment and Part Sales   $ 50,420      $ 59,490       $154,020    $166,985
   Service Sales                15,045        13,219         44,369      45,493
                              --------      --------       --------    --------
    Net Sales                   65,465        72,709        198,389     212,478
    Other Income - Net               -           453              -         600
                              --------      --------       --------    --------
                                65,465        73,162        198,389     213,078


Cost of Sales                   54,084        52,210        155,639     157,266
Selling, General and
 Administrative Expenses        17,982        18,298         53,943      53,585
Impairment Loss on Long -
     Lived Assets               16,009             -         16,009           -

Reorganization Items             3,008             -          5,198           -
                              --------      --------       --------    --------
Operating Income (Loss)        (25,618)        2,654        (32,400)      2,227
Gain on Sale of a Business           -             -          6,380           -
Loss on Disposal of
   Fixed Assets                  (830)             -           (830)          -
Interest Expense - Net          (3,888)       (7,521)       (19,254)    (21,952)
                              --------      --------       --------    --------
Loss Before Income Taxes and
    Minority Interest          (30,336)       (4,867)       (46,104)    (19,725)
Provision for Income Taxes        (226)         (576)        (2,261)     (1,641)
Minority Interest                  215            13            242          40
                              --------      --------       --------    --------
Net Loss                       (30,347)       (5,430)       (48,123)    (21,326)
Foreign Currency Translation
  Adjustments                   (1,667)         (869)        (3,945)     (2,246)
                              --------      --------       --------    --------
Comprehensive Loss            $(32,014)     $ (6,299)      $(52,068)   $(23,572)
                              ========      ========       ========    ========

   The  accompanying  notes are an integral  part of the financial statements.

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                          For the Nine Months
                                                              Ended July
                                                                  31,
                                                       ------------------------
                                                          2000           1999
                                                       ----------      ---------
Operating Activities
    Net Loss                                            $(48,123)      $(21,326)
    Add (deduct) - items not affecting
     cash provided by operating activities:
       DIP financing fees                                    950              -
       Depreciation and amortization                       7,004          6,057
       Amortization of debt financing costs                1,761          1,603
       Deferred income taxes - net                             -             41
       Gain on sale of business                           (6,380)             -
       Impairment loss on long-lived assets               16,009              -
       Loss on disposal of fixed assets                      830              -
       Other                                                (242)           (40)
    Changes in working capital, excluding the
    effects of acquisition opening balance sheets
       Accounts receivable                                 5,183         18,212
       Inventories                                         2,122             34
       Other current assets                                   28         (3,762)
       Trade accounts payable and bank overdrafts         (1,369)       (10,512)
       Advance payments and progress billings              3,134            366
       Accrued interest                                   11,359          4,243
       Other current liabilities                             747         (7,103)
Net cash used for operating activities, including       --------       --------
 reorganization items                                     (6,987)       (12,187)
                                                        --------       --------
Investment and Other Transactions
    Fixed asset additions - net                           (1,033)        (4,012)
    Capitalized software                                    (890)        (2,196)
    Acquisition of businesses - net of cash
      acquired       -                                         -         (5,070)
    Net proceeds on divestiture of business                9,115              -
    Net Issuance of loans to senior management                 -            (80)
    Other - net                                               30           (570)
Net cash provided by (used for) investment and          --------       --------
     other transactions                                    7,222        (11,928)
                                                        --------       --------
Financing Activities
    Changes in short-term debt and notes payable              (9)           (22)
    Proceeds from DIP and Junior DIP borrowings           31,352              -
    Repayment of DIP borrowings                             (100)             -
    Net (repayments of)/proceeds from Revolving
     Credit Facility borrowings                           (7,279)        24,058
    Repayment of Term Loans                              (21,079)        (1,388)
    Proceeds from/(repayments of) Acquisition
     Facility Line borrowings                             (2,867)         1,235
    Repayments of long-term debt                            (117)          (120)
    Payment of DIP financing fees                           (950)             -
    Payment of  fees for amendment of Credit
      Facility                                              (226)             -
                                                        --------       --------
Net cash provided by (used for) financing
  activities                                              (1,275)        23,763
                                                        --------       --------
Effect of Exchange Rate Changes on Cash and
     Cash Equivalents                                       (104)           (29)
                                                        --------       --------
Increase (decrease) in Cash and Cash Equivalents          (1,144)          (381)
Cash and Cash Equivalents
    Beginning of Period                                    3,929          2,534
                                                        --------       --------
    End of Period                                       $  2,785       $  2,153
                                                        ========       ========
The accompanying notes are an integral  part of the financial statements.


                                                          MMH HOLDINGS, INC.
                                            (Debtors - in - Possession as of May 17, 2000)
                                        STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                                FOR THE NINE MONTHS ENDED JULY 31, 2000
                                                             (UNAUDITED)
                                                        (Dollars in Thousands)

                                                       Preferred Stock
                               -----------------------------------------------------------------
                                     Series A              Series B               Series C                          Common Stock
                               --------------------  --------------------  ---------------------                -------------------
                                 Shares    Carrying    Shares    Carrying    Shares     Carrying                  Shares       Par
                               Outstanding  Value    Outstanding  Value    Outstanding   Value        Total     Outstanding   Value
                               ----------- --------  ----------- --------  -----------  --------      -----     -----------   -----

Balance at October 31, 1999       68,741   $67,443       5,750    $5,808      34,633    $34,994     $108,245      12,099       $ -
Net loss
Change in foreign currency
   translation
Preferred stock dividends          6,187     6,187         528       528       3,247      3,247        9,962
Issuance of non-voting common                                                                                      2,420
   shares
Amortization of preferred                      435                                                       435
   stock discount
Other
                                 -------   -------      ------    ------      ------    -------     --------      ------       ---
Balance at July 31, 2000          74,928   $74,065       6,278    $6,336      37,880    $38,241     $118,642      14,519       $ -
                                 =======   =======      ======    ======      ======    =======     ========      ------       ===




                                  Parent        Accumulated
                                Investment/         Other                      Total
                                Additional      Comprehensive    Retained   Shareholders'
                              Paid-in-Capital       Loss         Earnings      Equity
                              ---------------   -------------    --------   -------------

Balance at October 31, 1999   $(121,860)          $(3,428)      $(113,780)   $(239,068)
Net loss                                                          (48,123)     (48,123)
Change in foreign currency
   translation                                     (3,945)                      (3,945)
Preferred stock dividends                                          (9,962)      (9,962)
Issuance of non-voting common
   shares
Amortization of preferred
   stock discount                                                    (435)        (435)
Other                              (900)                                          (900)
                              ---------           -------       ---------    ---------
Balance at July 31, 2000      $(122,760)          $(7,373)      $(172,300)   $(302,433)
                              =========           =======       =========    =========

   The  accompanying  notes are an integral  part of the financial statements.


                                                    MORRIS MATERIAL HANDLING, INC.
                                            (Debtors - in - Possession as of May 17, 2000)
                                                       CONDENSED BALANCE SHEETS
                                                        (Dollars in Thousands)

                        ASSETS                                             LIABILITIES AND SHAREHOLDER'S EQUITY
                        ------                                             ------------------------------------
                                 July 31,   October 31,                                                    July 31,   October 31,
                                   2000        1999                                                         2000         1999
                                ---------   -----------                                                   ---------   -----------
                               (Unaudited)                                                               (Unaudited)

Current Assets                                           Liabilities Not Subject to Compromise
 Cash and cash equivalents       $  2,785    $  3,929     Current Liabilities
 Accounts receivable-net           57,196      64,481      Short-term notes payable and current
 Inventories                       35,901      39,994      portion of long-term obligations (Note 9)      $    116      $    383
 Other current assets               7,566       7,842      Junior DIP Facility (Note 9)                     31,252             -
                                 --------    --------      Revolving Credit Facility Borrowings (Note 9)         -        27,925
                                  103,448     116,246      Term Loans (Note 9)                                   -        52,225
                                 --------    --------      Acquisition Facility Line Borrowings (Note 9)                  12,430
                                                           Senior Notes (Note 9)                                 -       200,000
Property, Plant and Equipment                              Bank overdrafts                                     998         1,367
 Land and improvements              3,300       3,349      Trade accounts payable                           13,110        26,757
 Buildings                         22,572      23,235      Employee compensation and benefits                6,990         8,020
 Machinery and equipment           43,427      45,219      Advance payments and progress billings           11,592         8,336
                                 --------    --------      Accrued warranties                                1,865         1,821
                                   69,299      71,803      Accrued interest                                    762         1,804
                                 --------    --------      Income taxes payable                              1,561         2,205
 Less accumulated depreciation    (33,370)    (30,829)     Other current liabilities                         5,354         9,791
                                 --------    --------                                                       --------    --------
                                   35,929      40,974                                                       73,600       353,064
                                 --------    --------
Other Assets
 Goodwill                          22,500      42,844      Other Long-Term Obligations                         624         2,784
 Debt financing costs              14,781      16,398      Other Long-Term Liabilities                         239         1,307
 Other                              9,568      10,374     Liabilities Subject to Compromise (Note 5)       295,483             0
                                 --------    --------     Minority Interest                                     71           504
                                   46,849      69,616     Commitments and Contingencies (Note 10)
                                 --------    --------     Shareholders' Equity                            (183,791)     (130,823)
                                                                                                          --------      --------
                                 $186,226    $226,836                                                     $186,226      $226,836
                                 ========    ========                                                     ========      ========

                       The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                   For the Three Months      For the Nine Months
                                       Ended July 31,        Ended July 31,
                                   2000        1999        2000           1999
                                  -------     --------    --------     --------

Revenues
   Equipment and Part Sales      $ 50,420     $ 59,490    $154,020     $166,985
      Service Sales                15,045       13,219      44,369       45,493
                                 --------     --------    --------     --------
      Net Sales                    65,465       72,709     198,389      212,478
      Other Income - Net                -          453           -          600
                                 --------     --------    --------     --------
                                   65,465       73,162     198,389      213,078

Cost of Sales                      54,084       52,210     155,639      157,266
Selling, General and
   Administrative Expenses         17,982       18,298      53,943       53,585
Impairment Loss on Long -
   Lived Assets                    16,009            -      16,009            -
Reorganization Items                3,008            -       5,198            -
                                 --------     --------    --------     --------
Operating Income (loss)           (25,618)       2,654     (32,400)       2,227
Gain on Sale of a Business              -            -       6,380            -
Loss on Disposal of Fixed Assets     (830)           -        (830)           -
Interest Expense - Net             (3,888)      (7,521)    (19,254)     (21,952)
                                 --------     --------    --------     --------
Loss Before Income Taxes and
      Minority Interest           (30,336)      (4,867)    (46,104)     (19,725)
Provision for Income Taxes           (226)        (576)     (2,261)      (1,641)
Minority Interest                     215            13        242           40
                                 --------     --------    --------     --------
Net Loss                          (30,347)      (5,430)    (48,123)     (21,326)
Foreign Currency
 Translation Adjustments           (1,667)        (869)     (3,945)      (2,246)
                                 --------     --------    --------     --------
Comprehensive Loss               $(32,014)    $ (6,299)   $(52,068)    $(23,572)
                                 ========     ========    ========     ========


     The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                          For the Nine Months
                                                             Ended July 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
Operating Activities
      Net Loss                                          $(48,123)      $(21,326)
      Add (deduct) - items not affecting
      cash provided by
       operating activities:
         DIP financing fees                                  950              -
         Depreciation and amortization                     7,004          6,057
         Amortization of debt financing costs              1,761          1,603
         Deferred income taxes - net                           -             41
         Gain on sale of business                         (6,380)             -
         Impairment loss on long-lived assets             16,009              -
         Loss on disposal of fixed assets                    830              -
         Other                                              (242)           (40)
Changes in working capital, excluding the
effects of acquisition opening balance sheets:
         Accounts receivable                               5,183         18,212
         Inventories                                       2,122             34
         Other current assets                                 28         (3,762)
         Trade accounts payable and
         bank overdrafts                                  (1,369)       (10,512)
         Advance payments and progress
         billings                                          3,134            366
         Accrued interest                                 11,359          4,243
         Other current liabilities                           747         (7,103)
                                                        --------       --------
Net cash used for operating activities,
         including reorganization items                   (6,987)       (12,187)
                                                        --------       --------
Investment and Other Transactions
      Fixed asset additions - net                         (1,033)        (4,012)
      Capitalized software                                  (890)        (2,196)
      Acquisition of businesses - net of
          cash acquired                                        -         (5,070)
      Net proceeds on divestiture of business              9,115              -
      Net Issuance of loans to senior management               -            (80)
      Other - net                                             30           (570)
                                                        --------       --------
Net cash provided by (used for) investment
      and other transactions                               7,222        (11,928)
                                                        --------       --------
Financing Activities
 Changes in short-term debt and notes payable                 (9)           (22)
 Proceeds from DIP and Junior DIP borrowings              31,352              -
 Repayments of DIP borrowings                               (100)             -
 Net (repayments of)/proceeds from
   Revolving Credit Facility borrowings                   (7,279)        24,058
 Repayment of Term Loans                                 (21,079)        (1,388)
 Proceeds from/(repayments of) Acquisition
   Facility Line borrowings                               (2,867)         1,235
 Repayments of long-term debt                               (117)          (120)
 Payment of DIP financing fees                              (950)             -
 Payment of  fees for amendment of Credit
     Facility                                               (226)             -
                                                        --------       --------
Net cash provided by (used for) financing
     activities                                           (1,275)        23,763
                                                        --------       --------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                  (104)           (29)
                                                        --------       --------
Increase (decrease) in Cash and Cash
 Equivalents                                              (1,144)          (381)
Cash and Cash Equivalents
    Beginning of Period                                    3,929          2,534
                                                        --------       --------
      End of Period                                     $  2,785       $  2,153
                                                        ========       ========
     The  accompanying  notes are an integral part of the financial statements.



                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                   Common Stock               Parent          Accumulated
                              ----------------------        Investment/         Other                            Total
                                Shares          Par         Additional      Comprehensive      Retained      Shareholders'
                              Outstanding      Value      Paid-in-Capital        Loss          Earnings         Equity
                              -----------      -----      ---------------   -------------      --------      -------------
Balance at October 31, 1999       100                        $(33,392)         $(3,428)        $ (94,003)     $(130,823)

Net loss                                                                                         (48,123)       (48,123)
Change in foreign currency                                                      (3,945)                          (3,945)
  translation
Other                                                            (900)                                             (900)
                                  ---          ---           --------         ---------        ---------      ---------
Balance at July 31, 2000          100          $--           $(34,292)        $ (7,373)        $(142,126)     $(183,791)
                                  ===          ===           ========         =========        =========      =========


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

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                    UNAUDITED
                                    ---------


(DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

Note 1 - Reorganization under Chapter 11
----------------------------------------

On May 17, 2000, MMH Holdings, Inc. ("Holdings"), Morris Material Handling, Inc. and their domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. No trustee has been appointed. An official committee of unsecured creditors (the "Creditors' Committee") was appointed by the office of the United States Trustee on May 30, 2000. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims are reflected in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 5, Liabilities Subject to Compromise, and Note 9, Indebtedness.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including the authority to pay employee wages and maintain their employee benefit programs.

The Debtors have the exclusive right, pursuant to an order of the Bankruptcy Court, until December 15, 2000, to file a plan or plans of reorganization. Such period can be extended from time to time during the pendancy of the Debtors' bankruptcy cases at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If a debtor fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

The Bankruptcy Court set September 20, 2000 as the last date creditors could file proof of claims against the Debtors. There may be differences between the amounts recorded in the Debtors' schedules and financial statements and the amounts claimed by their respective creditors. Litigation may be required to resolve such disputes.

The Debtors will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note 4, Reorganization Items.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Debtors must be satisfied before shareholders of the Debtors can receive any distribution. The ultimate recovery to the Debtors' shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. The Debtors and their professional advisors are in the process of analyzing strategic alternatives and developing a plan of reorganization for the Debtors. Based on the Debtors' analysis of scheduled and filed claims and the valuation of the Company, a determination will be made as to the payment of claims and the distribution of value, if any, to the Debtors' shareholders.

Note 2 - Basis of Presentation
------------------------------

General. These consolidated interim financial statements should be read in conjunction with the combined 1999 Annual Report on Form 10-K of Holdings and the Company. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of results of operations and financial position have been included in the accompanying balance sheets and statements of operations. The results of operations for the three and nine months ended July 31, 2000 are not, however, necessarily indicative of the results which may be expected for fiscal 2000.

Recapitalization. On January 28, 1998, Harnischfeger Industries, Inc. ("HII") reached an agreement with MHE Investments, Inc. ("MHE Investments"), an affiliate of Chartwell Investments Inc. ("Chartwell"), for the sale of an approximately 80 percent common ownership interest in HII's Material Handling Equipment Business (the "MHE Business"). As more fully described in Note 3, the resulting transactions (the "Recapitalization"), which closed on March 30, 1998 (the "Recapitalization Closing"), led to a significant change in the capital structure and a reorganization of the underlying legal entities of the MHE Business. As a result of the Recapitalization, Holdings, a pre-existing company engaged in the MHE Business, became an indirect holding company for the operating entities engaged in the MHE Business. Specifically, MMH, a newly formed wholly-owned direct subsidiary of Holdings, directly or indirectly acquired the various operating entities engaged in the MHE Business. Holdings was recapitalized in order to effect the redemption of certain shares of common stock of Holdings held by Harnischfeger Corporation ("HarnCo"). As a result of the reorganization of the legal entities of the MHE Business, Holdings and MMH became the successor companies to the MHE Business. The transactions have been accounted for as a recapitalization and accordingly, the financial statements presented herewith reflect the underlying historical accounting basis of the MHE Business.

Chapter 11 Filing. The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty, although the Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated interim financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (ii) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's consolidated financial statements have been presented in conformity with the AlCPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

Impairment Loss on Long-Lived Assets. The Company assesses the carrying value of goodwill at each balance sheet date. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," such assessments include, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows, excluding interest, anticipated to be generated during the remaining amortization period of the goodwill to (b) the net carrying value of goodwill. Based upon the continued negative trends in the operating results of non-North American businesses and shortfalls in actual third quarter operating results compared with estimates developed during the second quarter, management concluded that future operating cash flows, excluding interest, did not support the recoverability of recorded goodwill over the remaining amortization period. Accordingly, the Company assessed the fair value of the related businesses and wrote-off the remaining unamortized goodwill balances related to its non-North American operations of approximately $16.0 million in the third quarter.

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

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued (the "Note Offering") $200 million of aggregate principal amount of its 9 1/2% senior notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "Prepetition Credit Facility") (see Note 9). The Prepetition Credit Facility consisted of a $70 million Revolving Credit Facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility") and $55 million in term loans. MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which redemption and dividend totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds was used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings,
(ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.

At July 31, 2000, MHE Investments owned approximately 54.5% of the common stock of Holdings and $37.9 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owned approximately 15.6% of the common stock of Holdings and $6.3 million liquidation preference of the Series B Junior Preferred Stock. Certain indirect equity holders in MHE Investments own, through Martin Crane L.L.C., approximately 25.0% of the common stock of Holdings. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 4.9% of the outstanding common stock of Holdings and $74.9 million liquidation preference of the Series A Senior Preferred Stock.

Note 4 - Reorganization Items
-----------------------------

Reorganization expenses are comprised of items of income, expense, gain or loss that were realized or incurred by the Debtors as a result of their decision to reorganize under Chapter 11 of the Bankruptcy Code. During the three and nine months ended July 31, 2000, reorganization expenses, including certain costs incurred by the Company prior to May 17, 2000 related to its restructuring efforts, were as follows:

                                             Three months          Nine Months
                                                 ended                ended
                                             July 31, 2000        July 31, 2000
                                             -------------        -------------

      Professional fees                          $1,858               $4,048
      DIP financing costs                           950                  950
      Accrued retention plan costs                  200                  200
                                                 ------               ------
                                                 $3,008               $5,198
                                                 ======               ======

Note 5 - Liabilities Subject to Compromise
------------------------------------------

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts. Unless the Debtors are substantively consolidated under a confirmed plan or plans of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.


On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following:


                                                                   July 31, 2000
                                                                   -------------

Trade accounts payable                                                 $ 11,572
Accrued interest expense, as of May 16, 2000                             12,419
Senior notes, at 9.5% due April 1, 2008                                 200,000
Bank term loan (Term Loan A) at LIBOR plus 3.5% (10.22% at
July 31, 2000) due  in quarterly installments through March 2003         10,154
Bank term loan (Term Loan B) at LIBOR plus 3.5% (10.22% at
July 31, 2000) due in quarterly installments through March 2005          20,973
Bank acquisition  loan (in combined draws), at LIBOR plus
3.5% (10.22% at July 31, 2000) due in eight quarterly installments
  beginning June 2003 through March 2005                                  4,563
Acquistions  term loan (Sponsor  Loan),  at Eurodollar
plus 6.0% (12.72% at July 31, 2000) due in eight quarterly
  installments beginning June 2003 through March 2005                     5,000
Bank  revolving  credit  loan,  at LIBOR plus 3.5% (10.22% at
July 31, 2000) due March 2003                                            20,647
Deferred payments for purchases of companies, due in annual
installments through 2006                                                 1,910
Long-term capital leases with various expiration dates                       20
Industrial revenue bonds, at 6.2% due in annual installments
through June 2007                                                           319
Income taxes payable                                                      2,035
Royalty fee and credit support fee payable to HII                         3,246
Other                                                                     2,625
                                                                       --------
                                                                       $295,483
                                                                       ========

Pursuant to SOP 90-7, certain of the amounts included above represent secured claims about which there is uncertainty as to whether the liability is undersecured, or will be impaired under a reorganization plan or plans.

As a result of the bankruptcy filings, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms have been confirmed. Interest due under the Prepetition Credit Facility is being paid by the Debtors as "adequate protection" pursuant to an order of the Bankruptcy Court. The total interest on unsecured prepetition debt that was not paid or charged to earnings for the period from May 17, 2000 to July 31, 2000 was $4.1 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.

Note 6 - Liquidity and Capital Resources
----------------------------------------

On May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The complete $35 million facility (which was subsequently reduced by agreement of the parties to $25 million) was approved by the Bankruptcy Court on June 15, 2000 (see Note 9). This facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000.

The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although management believes that no material adverse effects have occurred to date, disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees.

Note 7 - Acquisitions
---------------------

During the nine months ended July 31, 2000, the Company did not make any acquisitions. During the nine months ended July 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3.1 million, net of cash acquired, including approximately $1.0 million financed by the seller. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1.8 million is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005.

During the nine months ended July 31, 1999, the Company made final payments of $1.5 million related to two 1998 acquisitions. In addition, with respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1.4 million in the nine months ended July 31, 1999. Additionally, a payment of $100 was made in each of the nine month periods ended July 31, 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the nine months ended July 31, 1999 and accordingly, such information is not presented.

Note 8 - Inventories
--------------------

Inventories consisted of the following:

                                                July 31,          October 31,
                                                  2000               1999
                                               ---------          -----------

Raw material                                   $   3,740           $   8,771
Work-in-process                                   13,846              20,166
Finished parts                                    24,374              18,116
                                               ---------           ---------
                                                  41,960              47,053
Less excess of current cost over
   stated LIFO value                              (6,059)             (7,059)
                                               ---------           ---------
                                               $  35,901           $  39,994
                                               =========           =========

Note 9 - Indebtedness
---------------------

On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility ("DIP Facility") (which was subsequently reduced by agreement of the parties to $25 million) and authorized the Debtors to use their collections in the operations of their business. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date is December 31, 2000. Cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The Junior DIP Facility is junior to the DIP Facility. At July 31, 2000, $31.3 million in borrowings are outstanding under the Junior DIP Facility and are classified as current obligations in the July 31, 2000 balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and junior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. This DIP Facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000. Borrowings under the Junior DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 2.0% or, at the Debtors' option, LIBOR plus 3 1/2%. This Junior DIP Facility matures on the earlier of the initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000, or upon confirmation of a plan of reorganization.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Immediately prior to the bankruptcy filings, the Company's UK subsidiary had a short-term bank credit line with an outstanding balance of $1.9 million. This credit line was converted to the Revolving Credit Facility borrowing in conjunction with the bankruptcy.

Note 10 - Commitments and Contingencies
---------------------------------------

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at July 31, 2000: (i) $8.1 million of outstanding letters of credit and surety bonds under the Prepetition Credit Facility, (ii) $3.3 million under a surety arrangement for outstanding surety bonds and (iii) $4.1 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At July 31, 2000, approximately $11.2 million of HII Group letters of credit and surety bonds remained outstanding.

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

All of the Company's agreements and arrangements with HII and its affiliates (including those referred to above and those relating to the provision of services and materials by HII and its affiliates to the Company) could be materially adversely affected by the fact that on June 7, 1999 (the "HII Petition Date"), HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "HII Bankruptcy"). Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates remain unsatisfied as of the HII Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy.

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($10.1 million based on exchange rates at July 31, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company and its United Kingdom subsidiary have initiated litigation in the Milwaukee County Circuit Court against Ace American Insurance Company, AON Risk Services, Inc. of Illinois, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, seeking additional insurance coverage for defense and indemnification obligations. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company's United Kingdom subsidiary is found liable for the claims and is unable to obtain insurance coverage therefore, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at July 31, 2000.

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

Note 11 - Segment Information
-----------------------------

The Company adopted SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information" during the fiscal year ended October 31, 1999. The prior year's third quarter segment information has been restated to conform to the current year presentation. Pursuant to SFAS No. 131, the Company has identified its reportable segments based on the Company's method of internal reporting which is utilized by its chief operating decision-maker, the Chief Executive Officer. The reportable operating segments are as follows:

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

The Equipment and Aftermarket - Asia Pacific and South Africa segments operate in a manner similar to the Distribution and Service North America segment. The Asia Pacific segment includes operations in Australia, Singapore, Thailand and Saudi Arabia.

Within North America, certain centrally incurred costs such as insurance costs and computer charges are allocated to operating segments based upon various methods of allocation. In the United Kingdom, utilities, property taxes and insurance costs are allocated to the segments based upon varying allocation methods. Domestically, costs related to centralized accounting, marketing, human resources, and IT functions are not allocated. Internationally, these costs, as well as amortization of goodwill, are allocated amongst individual segments in the nine months ended July 31, 2000, however, in the same period in fiscal year 1999, no allocation was done.

As discussed above, the Company assessed the fair value of its non-North American businesses and, as a result, wrote-off the remaining unamortized goodwill balances related to these operations in the third quarter. The total write-off of approximately $16.0 million was allocated to the applicable segments as follows: $10.0 million to Eliminations and Other - Europe, $0.8 million to Equipment & Aftermarket - South Africa and $5.2 million to Equipment & Aftermarket - Asia Pacific.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                               Operating Segments
                     For the Nine Months Ended July 31, 2000

                                                                        SALES
                                                    -----------------------------------------------
                                                                                                       Operating Income
                                                     External         Intercompany         Total             (Loss)
                                                     --------         ------------         -----       -----------------

       Equipment & Aftermarket - Americas            $ 22,512           $37,817           $ 60,329       $   (132)
          Equipment & Aftermarket - Other                 423               111                534             (4)
                                                     --------           -------           --------       --------
            Total Equipment & Aftermarket              22,935            37,928             60,863           (136)
   Distribution & Service - North America             130,363               645            131,008          6,050
                     Eliminations & Other                   -           (38,573)           (38,573)           161
                                                     --------           -------           --------       --------
                           Total Americas             153,298                 -            153,298          6,075
                                                     --------           -------           --------       --------
Engineered Products & Automation - Europe               6,005                32              6,037         (1,697)
         Equipment & Aftermarket - Europe              23,021             4,119             27,140         (1,638)
                     Eliminations & Other                   -              (652)              (652)       (13,569)
                                                     --------           -------           --------       --------
                             Total Europe              29,026             3,499             32,525        (16,904)
   Equipment & Aftermarket - South Africa               6,801                 -              6,801         (1,334)
   Equipment & Aftermarket - Asia Pacific               9,264                 -              9,264         (6,024)
                     Eliminations & Other                   -              (961)              (961)             -
                                                     --------           -------           --------       --------
                      Total International              45,091             2,538             47,629        (24,262)
                                                     --------           -------           --------       --------
               Corporate and Eliminations                   -            (2,538)            (2,538)       (14,213)
                                                     --------           -------           --------       --------

                             Consolidated            $198,389           $     -           $198,389       $(32,400)
                                                     ========           =======           ========       ========



                                                          MMH HOLDINGS, INC.
                                                    MORRIS MATERIAL HANDLING, INC.
                                            (Debtors - in - Possession as of May 17, 2000)
                                                          Operating Segments
                                               For the Three Months Ended July 31, 2000

                                                                        SALES
                                                    -----------------------------------------------
                                                                                                       Operating Income
                                                     External         Intercompany         Total             (Loss)
                                                     --------         ------------         -----       -----------------

       Equipment & Aftermarket - Americas             $ 5,195           $13,493           $18,688          $   (625)
          Equipment & Aftermarket - Other                   -                 -                 -                 -
                                                      -------           -------           -------          --------
            Total Equipment & Aftermarket               5,195            13,493            18,688              (625)
   Distribution & Service - North America              45,478               312            45,790             1,251
                     Eliminations & Other                   0           (13,805)          (13,805)               56
                                                      -------           -------           -------          --------
                           Total Americas              50,673                 0            50,673               682
                                                      -------           -------           -------          --------

Engineered Products & Automation - Europe               1,938                27             1,965              (209)
         Equipment & Aftermarket - Europe               8,107             1,294             9,401            (1,213)
                     Eliminations & Other                   -              (213)             (213)          (11,576)
                                                      -------           -------           -------          --------
                             Total Europe              10,045             1,108            11,153           (12,998)
   Equipment & Aftermarket - South Africa               2,149                 0             2,149            (1,000)
   Equipment & Aftermarket - Asia Pacific               2,598                 0             2,598            (5,572)
                     Eliminations & Other                   0              (434)             (434)                -
                                                      -------           -------           -------          --------
                      Total International              14,792               674            15,466           (19,570)
                                                      -------           -------           -------          --------
               Corporate and Eliminations                   0              (674)             (674)           (6,730)
                                                      -------           -------           -------          --------

                             Consolidated             $65,465           $     -           $65,465          $(25,618)
                                                      =======           =======           =======          ========





                                                          MMH HOLDINGS, INC.
                                                    MORRIS MATERIAL HANDLING, INC.
                                            (Debtors - in - Possession as of May 17, 2000)
                                                          Operating Segments
                                                For the Nine Months Ended July 31, 1999


                                                                        SALES
                                                    -----------------------------------------------
                                                                                                       Operating Income
                                                     External         Intercompany         Total             (Loss)
                                                     --------         ------------         -----       -----------------

       Equipment & Aftermarket - Americas            $ 38,402            $39,057          $ 77,459          $ 4,733
          Equipment & Aftermarket - Other               2,759              1,510             4,269            1,045
                                                     --------            -------          --------          -------
            Total Equipment & Aftermarket              41,161             40,567            81,728            5,778
   Distribution & Service - North America             118,219              3,558           121,777            7,620
                     Eliminations & Other                   0            (44,125)          (44,125)            (176)
                                                     --------            -------          --------          -------
                           Total Americas             159,380                  0           159,380           13,222
                                                     --------            -------          --------          -------

Engineered Products & Automation - Europe               8,323                 97             8,420            1,262
         Equipment & Aftermarket - Europe              24,420              5,202            29,622              994
                     Eliminations & Other                   -             (1,153)           (1,153)          (2,923)
                                                     --------            -------          --------          -------
                             Total Europe              32,743              4,146            36,889           (3,191)
   Equipment & Aftermarket - South Africa              10,510                  0            10,510              231
   Equipment & Aftermarket - Asia Pacific               9,845                  0             9,845             (212)
                     Eliminations & Other                   0             (1,088)           (1,088)            (351)
                                                     --------            -------          --------          -------
                      Total International              53,098              3,058            56,156           (3,523)
                                                     --------            -------          --------          -------
               Corporate and Eliminations                   0             (3,058)           (3,058)          (7,472)
                                                     --------            -------          --------          -------

                             Consolidated            $212,478            $     -          $212,478          $ 2,227
                                                     ========            =======          ========          =======




                                                          MMH HOLDINGS, INC.
                                                    MORRIS MATERIAL HANDLING, INC.
                                            (Debtors - in - Possession as of May 17, 2000)
                                                          Operating Segments
                                               For the Three Months Ended July 31, 1999

                                                                        SALES
                                                    -----------------------------------------------
                                                                                                       Operating Income
                                                     External        Intercompany          Total             (Loss)
                                                     --------        ------------          -----       -----------------

       Equipment & Aftermarket - Americas            $12,747           $13,992            $26,739           $2,703
          Equipment & Aftermarket - Other                642               801              1,443              267
                                                     -------           -------            -------           ------
            Total Equipment & Aftermarket             13,389            14,793             28,182            2,970

   Distribution & Service - North America             42,061             1,268             43,329            3,363
                     Eliminations & Other                  0           (16,061)           (16,061)            (293)
                                                     -------           -------            -------           ------
                           Total Americas             55,450                 0             55,450            6,040
                                                     -------           -------            -------           ------

Engineered Products & Automation - Europe              3,337              (310)             3,027               (7)
         Equipment & Aftermarket - Europe              7,085             2,044              9,129              633
                     Eliminations & Other                  -              (214)              (214)          (1,308)
                                                     -------           -------            -------           ------
                             Total Europe             10,422             1,520             11,942             (682)
   Equipment & Aftermarket - South Africa              3,332                 0              3,332                7
   Equipment & Aftermarket - Asia Pacific              3,505                 0              3,505                9
                     Eliminations & Other                  0              (375)              (375)            (115)
                                                     -------           -------            -------           ------
                      Total International             17,259             1,145             18,404             (781)
                                                     -------           -------            -------           ------
               Corporate and Eliminations                  0            (1,145)            (1,145)          (2,605)
                                                     -------           -------            -------           ------

                             Consolidated            $72,709           $     -            $72,709           $2,654
                                                     =======           =======            =======           ======


Note 12 - Divestiture
---------------------

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

In accordance with the Prepetition Credit Facility, the Company was permitted to apply half of the net proceeds of the sale of the Brake Business (which amounted to $3.4 million) to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the Prepetition Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to the term loans) and repaid $0.3 million on the Acquisition Facility. A pre-tax gain of $6.4 million was recognized on this transaction.

Note 13 - Workforce Reductions
------------------------------

During the third quarter ended July 31, 2000, the Company announced a workforce reduction program of approximately 84 hourly and salary positions at its United States and United Kingdom operations. The program was primarily aimed at streamlining its production base, improving efficiency and enhancing its competitiveness. Termination benefits accrued and charged to expense in the third quarter totaled $1.5 million. Termination benefits paid and charged against the liability as of July 31, 2000, were $0.6 million. The remaining severance benefits are anticipated to be paid primarily during the fourth quarter of 2000 and the first quarter of 2001.

The Company also recorded $0.4 million and $0.9 million of expense during the third and fourth quarters of 1999 as a result of restructuring of the Company's operations.

Note 14 - Supplemental Condensed Financial Information
------------------------------------------------------

In connection with the Recapitalization, MMH, a direct wholly-owned subsidiary of Holdings, issued Senior Notes that are guaranteed by certain of MMH's subsidiaries (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary, directly or indirectly, of MMH and the guarantees are full, unconditional and joint and several. Both Holdings and MMH are holding companies with no material operating assets. All of the Company's business operations are conducted through subsidiaries of MMH and accordingly, both Holdings and MMH are dependent on the operating subsidiaries of MMH to fund their cash needs, including debt service and tax obligations. The Guarantor Subsidiaries include the domestic operating subsidiaries which filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (See Note 1).

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



                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                             SUPPLEMENTAL CONDENSED
                           CONSOLIDATING BALANCE SHEET
                                  JULY 31, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                 Non-                                             Consolidated
                                              Guarantor       Guarantor     Morris Material                      Morris Material
                                             Subsidiaries    Subsidiaries    Handling, Inc.     Eliminations     Handling, Inc.
                                             ------------    ------------   ---------------     ------------     ---------------

ASSETS
Current Assets
    Cash and cash equivalents               $       586     $       274     $    1,925          $         -      $     2,785
    Accounts receivable - net                    54,190           3,006              -                    -           57,196
    Intercompany accounts receivable             21,180             119         20,234              (41,533)               -
    Inventories                                  34,222           1,679              -                    -           35,901
    Other current assets                          7,081             185            300                    -            7,566
                                            -----------     -----------     ----------          -----------      -----------
                                                117,259           5,263         22,459              (41,533)         103,448
                                            -----------     -----------     ----------          -----------      -----------
Property, Plant and Equipment - net              33,583           2,346              -                    -           35,929
                                            -----------     -----------     ----------          -----------      -----------
Other Assets
    Goodwill                                     22,500               -              -                    -           22,500
    Debt financing costs                            -                 -         14,781                    -           14,781
    Noncurrent intercompany receivable            5,064               -         77,281              (82,345)               -
    Investment in affiliates                     (5,049)              -         29,205              (24,156)               -
    Other                                         8,890               -            678                    -            9,568
                                            -----------     -----------     ----------          -----------      -----------
                                                 31,405               -        121,945             (106,501)          46,849
                                            -----------     -----------     ----------          -----------      -----------
                                            $   182,247     $     7,609     $  144,404          $  (148,034)     $   186,226
                                            ===========     ===========     ==========          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
    Current Liabilities
       Current portion of long-term
         obligations                                 78              38              -                    -      $       116
       Junior DIP Facility                            -               -         31,252                    -           31,252
       New Credit Facility borrowings                 -               -              -                    -                -
       Term loans                                     -               -              -                    -                -
       Acquisition Facility borrowings                -                              -                    -                -
       Senior Notes                                   -               -              -                    -                -
       Bank overdrafts                              177             821              -                    -              998
       Trade accounts payable                    12,139             971              -                    -           13,110
       Intercompany accounts payable             20,353           4,082         17,098              (41,533)               -
       Advance payments and progress
         billings                                11,592               -              -                    -           11,592
       Accrued interest                               9               -            753                    -              762
       Other current liabilities                 12,797           1,069          1,904                    -           15,770
                                            -----------     -----------     ----------          -----------      -----------
                                                 57,145           6,981         51,007              (41,533)          73,600
                                            -----------     -----------     ----------          -----------      -----------

    Other Long-Term Debt                             82             542              -                    -              624
    Noncurrent Intercompany Payable              77,281           5,064              -              (82,345)               -
    Other Long Term Liabilities                      36               -            203                    -              239
                                            -----------     -----------     ----------          -----------      -----------
                                                134,544          12,587         51,210             (123,878)          74,463
Liabilities Subject to Compromise                18,498               -        276,985                    -          295,463
Minority Interest                                     -               -              -                   71               71
Manditorily Redeemable Preferred Stock                -               -              -                    -                -
Shareholders' Equity                             29,205          (4,978)      (183,791)             (24,227)        (183,791)
                                            -----------     -----------     ----------          -----------      -----------
                                            $   182,247     $     7,609     $  144,404          $  (148,034)     $   186,226
                                            ===========     ===========     ==========          ===========      ===========

                                                                            Consolidated
                                            MMH Holdings,                   MMH Holdings,
                                                Inc.        Eliminations        Inc.
                                            -------------   ------------    -------------
ASSETS
Current Assets
    Cash and cash equivalents               $         -     $         -     $    2,785
    Accounts receivable - net                         -               -         57,196
    Intercompany accounts receivable                  -               -              -
    Inventories                                       -               -         35,901
    Other current assets                              -               -          7,566
                                            -----------     -----------     ----------
                                                      -               -        103,448
                                            -----------     -----------     ----------
Property, Plant and Equipment - net                   -               -         35,929
                                            -----------     -----------     ----------
Other Assets
    Goodwill                                          -               -         22,500
    Debt financing costs                              -               -         14,781
    Noncurrent intercompany receivable                -               -              -
    Investment in affiliates                   (183,791)        183,791              -
    Other                                             -               -          9,568
                                            -----------     -----------     ----------
                                               (183,791)        183,791         46,849
                                            -----------     -----------     ----------
                                            $  (183,791)    $   183,791     $  186,226
                                            ===========     ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
    Current Liabilities
       Current portion of long-term
        obligations                         $        -      $         -     $      116
       Junior DIP Facility                           -                -         31,252
       New Credit Facility borrowings                -                -              -
       Term loans                                    -                -              -
       Acquisition Facility borrowings               -                -              -
       Senior Notes                                  -                -              -
       Bank overdrafts                               -                -            998
       Trade accounts payable                        -                -         13,110
       Intercompany accounts payable                 -                -              -
       Advance payments and progress
         billings                                    -                -         11,592
       Accrued interest                              -                -            762
       Other current liabilities                     -                -         15,770
                                            ----------      -----------     ----------
                                                     -                -         73,600
                                            ----------      -----------     ----------

    Other Long-Term Debt                                                           624
    Noncurrent Intercompany Payable                                                  -
    Other Long Term Liabilities                                                    239
                                            ----------      -----------     ----------
                                                     -                -         74,463
Liabilities Subject to Compromise                    -                -        295,483
Minority Interest                                    -                -             71
Manditorily Redeemable Preferred Stock         118,642                -        118,642
Shareholders' Equity                          (302,433)         183,791       (302,433)
                                            ----------      -----------     ----------
                                            $ (183,791)     $   183,791     $  186,226
                                            ==========      ===========     ==========

                               MMH HOLDINGS, INC.
                      (Debtors - in - Possession as of May
                        17, 2000) SUPPLEMENTAL CONDENSED
                           CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 1999
                             (Dollars in Thousands)

                                                                Non                                              Consolidated
                                             Guarantor       Guarantor     Morris Material                      Morris Material
                                            Subsidiaries    Subsidiaries    Handling, Inc.     Eliminations     Handling, Inc.
                                            ------------    ------------   ---------------     ------------     ---------------

ASSETS
Current Assets
    Cash and cash equivalents               $     2,325             104     $    1,500          $         -      $     3,929
    Accounts receivable - net                    60,163           4,318              -                    -           64,481
    Intercompany accounts receivable             20,057               -         13,204              (33,261)               -
    Inventories                                  37,892           2,102              -                    -           39,994
    Other current assets                          6,509             533            800                    -            7,842
                                            -----------     -----------    -----------          -----------      -----------
                                                126,946           7,057         15,504              (33,261)         116,246
                                            -----------     -----------    -----------          -----------      -----------
Property, Plant and Equipment                    38,294           2,680              -                    -           40,974
                                            -----------     -----------    -----------          -----------      -----------
Other Assets
    Goodwill                                     40,010           2,834              -                    -           42,844
    Debt financing costs                              -               -         16,398                    -           16,398
    Noncurrent intercompany receivable            5,161               -         83,891              (89,052)               -
    Investment in affiliates                     (1,527)              -         64,899              (63,372)               -
    Other                                         9,758               -            616                    -           10,374
                                            -----------     -----------    -----------          -----------      -----------
                                                 53,402           2,834        165,804             (152,424)          69,616
                                            -----------     -----------    -----------          -----------      -----------
                                            $   218,642     $    12,571     $  181,308          $  (185,685)     $   226,836
                                            ===========     ===========    ===========          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Current portion of long-term         $       342     $        41    $         -          $         -      $       383
         obligations
       New Credit Facility borrowings               425               -         27,500                    -           27,925
       Term loans                                     -               -         52,225                    -           52,225
       Acquisition Facility borrowings                -               -         12,430                    -           12,430
       Senior Notes                                   -               -        200,000                    -          200,000
       Bank overdrafts                              139           1,228              -                    -            1,367
       Trade accounts payable                    25,562           1,195              -                    -           26,757
       Intercompany accounts payable             13,204           4,153         15,904              (33,261)               -
       Advance payments and progress              8,336               -              -                    -            8,336
       Accrued interest                              18               -          1,786                    -            1,804
       Other current liabilities                 18,602           1,221          2,014                    -           21,837
                                            -----------     -----------    -----------          -----------      -----------
                                                 66,628           7,838        311,859              (33,261)         353,064
                                            -----------     -----------    -----------          -----------      -----------

    Other Long-Term Debt                          2,189             595              -                    -            2,784
    Noncurrent Intercompany Payable              83,891           5,161              -              (89,052)               -
    Other Long-Term Liabilities                   1,035               -            272                    -            1,307

Minority Interest                                     -               -              -                  504              504
Manditorily Redeemable Preferred Stock                -               -              -                    -                -
Shareholders' Equity                             64,899          (1,023)      (130,823)             (63,876)        (130,823)
                                            -----------     -----------    -----------          -----------      -----------
                                            $   218,642     $    12,571    $   181,308          $  (185,685)     $   226,836
                                            ===========     ===========    ===========          ===========      ===========

                                                                           Consolidated
                                            MMH Holdings,                  MMH Holdings,
                                                Inc.        Eliminations       Inc.
                                            -------------   ------------   -------------
ASSETS
Current Assets
    Cash and cash equivalents               $         -     $         -    $     3,929
    Accounts receivable - net                         -               -         64,481
    Intercompany accounts receivable                  -               -              -
    Inventories                                       -               -         39,994
    Other current assets                              -               -          7,842
                                            -----------     -----------    -----------
                                                      -               -        116,246
                                            -----------     -----------    -----------
Property, Plant and Equipment                         -               -         40,974
                                            -----------     -----------    -----------
Other Assets
    Goodwill                                          -               -         42,844
    Debt financing costs                              -               -         16,398
    Noncurrent intercompany receivable                -               -              -
    Investment in affiliates                   (130,823)        130,823              -
    Other                                             -               -         10,374
                                            -----------     -----------    -----------
                                               (130,823)        130,823         69,616
                                            -----------     -----------    -----------
                                            $  (130,823)    $   130,823    $   226,836
                                            ===========     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Current portion of long-term
        obligations                         $         -               -    $       383
       New Credit Facility borrowings                 -               -         27,925
       Term loans                                     -               -         52,225
       Acquisition Facility borrowings                -               -         12,430
       Senior Notes                                   -               -        200,000
       Bank overdrafts                                -               -          1,367
       Trade accounts payable                         -               -         26,757
       Intercompany accounts payable                  -               -              -
       Advance payments and progress                  -               -          8,336
       Accrued interest                               -               -          1,804
       Other current liabilities                      -               -         21,837
                                            -----------     -----------    -----------
                                                      -               -        353,064
                                            -----------     -----------    -----------

    Other Long-Term Debt                              -               -          2,784
    Noncurrent Intercompany Payable                   -               -              -
    Other Long-Term Liabilities                       -               -          1,307

Minority Interest                                     -               -            504
Manditorily Redeemable Preferred Stock          108,245               -        108,245
Shareholders' Equity                           (239,068)        130,823       (239,068)
                                            -----------     -----------    -----------
                                            $  (130,823)    $   130,823    $   226,836
                                            ===========     ===========    ===========

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                 FOR THE NINE MONTHS ENDED JULY 31, 2000
                                            ---------------------------------------------------------------------------------------
                                                                 Non-                                             Consolidated
                                             Guarantor       Guarantor     Morris Material                       Morris Material
                                            Subsidiaries    Subsidiaries    Handling, Inc.      Eliminations      Handling, Inc.
                                            ------------    ------------   ---------------      ------------     --------------
Revenues
   Equipment and Parts                      $   148,515     $     6,210    $         -          $      (705)     $   154,020
   Service                                       41,038           3,331              -                                44,369
                                            -----------     -----------    -----------          -----------      -----------
   Net Sales                                    189,553           9,541              -                 (705)         198,389
   Other Income - net                                 -               -              -                    -                -
                                            -----------     -----------    -----------          -----------      -----------
                                                189,553           9,541              -                 (705)         198,389
Cost of Sales                                   148,948           7,396              -                 (705)         155,639
Selling, General
 and Administrative expenses                     48,591           3,028          2,324                    -           53,943
Imparirment Loss on Long-Lived Assets            13,392           2,617              -                    -           16,009
Reorganization Items                              4,248               -            950                    -            5,198
                                            -----------     -----------    -----------          -----------      -----------
Operating Income (Loss)                         (25,626)         (3,500)        (3,274)                   -          (32,400)
Gain on sale of business                              -               -          6,380                    -            6,380
Loss on disposal of fixed assets                   (830)              -              -                    -             (830)
Interest Expense - Net
  Affiliates                                     (4,230)           (258)         4,488                    -                -
  Third party                                      (347)           (183)       (18,724)                   -          (19,254)
                                            -----------     -----------    -----------          -----------      -----------

Income (Loss) Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                      (31,033)         (3,941)       (11,130)                   -          (46,104)
Benefit (Provision) for Income Taxes               (778)            (83)        (1,400)                   -           (2,261)
Equity in Earnings (Loss) of Subsidiaries        (3,782)              -        (35,593)              39,375                -
Minority Interest                                     -               -              -                  242              242
                                            -----------     -----------    -----------          -----------      -----------
Net Income (Loss)                           $   (35,593)    $    (4,024)   $   (48,123)         $    39,617      $   (48,123)
                                            ===========     ===========    ===========          ===========      ===========

                                                                           Consolidated
                                            MMH Holdings,                  MMH Holdings,
                                                Inc.        Eliminations       Inc.
                                            -------------   ------------   -------------
Revenues
   Equipment and Parts                                                     $   154,020
   Service                                                                      44,369
                                            -----------     -----------    -----------
   Net Sales                                          -               -        198,389
   Other Income - net                                 -               -              -
                                            -----------     -----------    -----------
                                                      -               -        198,389
Cost of Sales                                         -               -        155,639
Selling, General
 and Administrative expenses                          -               -         53,943
Imparirment Loss on Long-Lived Assets                 -               -         16,009
Reorganization Items                                  -               -          5,198
                                            -----------     -----------    -----------
Operating Income (Loss)                               -               -        (32,400)
Gain on sale of business                              -               -          6,380
Loss on disposal of fixed assets                      -               -           (830)
Interest Expense - Net
  Affiliates                                          -               -              -
  Third party                                         -               -        (19,254)
                                            -----------     -----------    -----------

Income (Loss) Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                            -               -        (46,104)
Benefit (Provision) for Income Taxes                  -               -         (2,261)
Equity in Earnings (Loss) of Subsidiaries       (48,123)         48,123              -
Minority Interest                                     -               -            242
                                            -----------     -----------    -----------
Net Income (Loss)                           $   (48,123)    $    48,123    $   (48,123)
                                            ===========     ===========    ===========


                                                                 FOR THE THREE MONTHS ENDED JULY 31, 2000
                                            ---------------------------------------------------------------------------------------
                                                                Non-                                             Consolidated
                                             Guarantor       Guarantor     Morris Material                      Morris Material
                                            Subsidiaries    Subsidiaries    Handling, Inc.     Eliminations     Handling, Inc.
                                            ------------    ------------   ---------------     ------------     ---------------

Revenues
   Equipment and Parts                      $    48,232     $     2,368                       $        (180)     $    50,420
   Service                                       14,169             876                                               15,045
                                            -----------     -----------    -----------          -----------      -----------
   Net Sales                                     62,401           3,244              -                 (180)          65,465
   Other Income - net                                 -               -              -                    -                -
                                            -----------     -----------    -----------          -----------      -----------
                                                 62,401           3,244              -                 (180)          65,465
Cost of Sales                                    51,687           2,577              -                 (180)          54,084
Selling, General
 and Administrative expenses                     16,020           1,211            751                    -           17,982
Imparirment Loss on Long-Lived Assets            13,392           2,617              -                    -           16,009
Reorganization Items                              2,058               -            950                    -            3,008
                                            -----------     -----------    -----------          -----------      -----------
Operating Income (Loss)                         (20,756)         (3,161)        (1,701)                   -          (25,618)
Gain on sale of business                              -               -              -                    -                -
Loss on disposal of fixed assets                   (830)              -              -                    -             (830)
Interest Expense - Net
  Affiliates                                     (1,252)            (81)         1,333                    -                -
  Third party                                       (77)            (48)        (3,763)                   -           (3,888)
                                            -----------     -----------    -----------          -----------      -----------

Income (Loss) Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                      (22,915)         (3,290)        (4,131)                   -          (30,336)
Benefit (Provision) for Income Taxes               (226)              -              -                    -             (226)
Equity in Earnings (Loss) of Subsidiaries        (3,075)              -        (26,216)              29,291                -
Minority Interest                                     -               -              -                  215              215
                                            -----------     -----------    -----------          -----------      -----------
Net Income (Loss)                           $   (26,216)    $    (3,290)   $   (30,347)         $    29,506      $   (30,347)
                                            ===========     ===========    ===========          ===========      ===========

                                                                           Consolidated
                                            MMH Holdings,                  MMH Holdings,
                                                Inc.        Eliminations       Inc.
                                            -------------   ------------   -------------
Revenues
   Equipment and Parts                                                     $    50,420
   Service                                                                      15,045
                                            -----------     -----------    -----------
   Net Sales                                          -               -         65,465
   Other Income - net                                 -               -              -
                                            -----------     -----------    -----------
                                                      -               -         65,465
Cost of Sales                                         -               -         54,084
Selling, General
 and Administrative expenses                          -               -         17,982
Imparirment Loss on Long-Lived Assets                 -               -         16,009
Reorganization Items                                  -               -          3,008
                                            -----------     -----------    -----------
Operating Income (Loss)                               -               -        (25,618)
Gain on sale of business                              -               -              -
Loss on disposal of fixed assets                      -               -           (830)
Interest Expense - Net
  Affiliates                                          -               -              -
  Third party                                         -               -         (3,888)
                                            -----------     -----------    -----------

Income (Loss) Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                            -               -        (30,336)
Benefit (Provision) for Income Taxes                  -               -           (226)
Equity in Earnings (Loss) of Subsidiaries       (30,347)         30,347              -
Minority Interest                                     -               -            215
                                            -----------     -----------    -----------
Net Income (Loss)                           $   (30,347)    $    30,347    $   (30,347)
                                            ===========     ===========    ===========

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                 FOR THE NINE MONTHS ENDED JULY 31, 1999
                                            ---------------------------------------------------------------------------------------
                                                                Non-                                             Consolidated
                                             Guarantor       Guarantor     Morris Material                      Morris Material
                                            Subsidiaries    Subsidiaries    Handling, Inc.     Eliminations     Handling, Inc.
                                            ------------    ------------   ---------------     ------------     ---------------

Revenues
   Net Sales                                $   200,730     $    12,347    $         -         $      (599)     $   212,478
   Other Income - net                               600               -              -                   -              600
                                            -----------     -----------    -----------         -----------      -----------
                                                201,330          12,347              -                (599)         213,078
Cost of Sales                                   148,388           9,477              -                (599)         157,266
Selling, General
 and Administrative expenses                     49,340           2,743          1,502                   -           53,585
                                            -----------     -----------    -----------         -----------      -----------
Operating Income (Loss)                           3,602             127         (1,502)                  -            2,227
Interest (Expense) Income - net
  Affiliates                                     (4,719)           (281)         5,000                   -                -
  Third party                                      (542)           (342)       (21,068)                  -          (21,952)
                                            -----------     -----------    -----------         -----------      -----------
Loss Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                       (1,659)           (496)       (17,570)                  -          (19,725)
Provision for Income Taxes                       (1,641)              -              -                   -           (1,641)
Equity in Earnings (Loss) of Subsidiaries          (456)              -         (3,756)              4,212                -
Minority Interest                                     -               -              -                  40               40
                                            -----------     -----------    -----------         -----------      -----------
Net Income (Loss)                           $    (3,756)    $      (496)   $   (21,326)        $     4,252      $   (21,326)
                                            ===========     ===========    ===========         ===========      ===========

                                                                           Consolidated
                                            MMH Holdings,                  MMH Holdings,
                                                Inc.        Eliminations       Inc.
                                            -------------   ------------   -------------

Revenues
   Net Sales                                $         -     $         -    $   212,478
   Other Income - net                                 -               -            600
                                            -----------     -----------    -----------
                                                      -               -        213,078
Cost of Sales                                         -               -        157,266
Selling, General
 and Administrative expenses                          -               -         53,585
                                            -----------     -----------    -----------
Operating Income (Loss)                               -               -          2,227
Interest (Expense) Income - net
  Affiliates                                          -               -              -
  Third party                                         -               -        (21,952)
                                            -----------     -----------    -----------
Loss Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                            -               -        (19,725)
Provision for Income Taxes                            -               -         (1,641)
Equity in Earnings (Loss) of Subsidiaries       (21,326)         21,326              -
Minority Interest                                     -               -             40
                                            -----------     -----------    -----------
Net Income (Loss)                           $   (21,326)    $    21,326    $   (21,326)
                                            ===========     ===========    ===========


                                                                 FOR THE THREE MONTHS ENDED JULY 31, 1999
                                            ---------------------------------------------------------------------------------------
                                                                Non-                                             Consolidated
                                             Guarantor       Guarantor     Morris Material                      Morris Material
                                            Subsidiaries    Subsidiaries    Handling, Inc.     Eliminations     Handling, Inc.
                                            ------------    ------------   ---------------     ------------     ---------------

Revenues
   Net Sales                                $    69,016     $     3,940     $        -         $      (247)     $    72,709
   Other Income - net                               453               -              -                   -              453
                                            -----------     -----------     ----------         -----------      -----------
                                                 69,469           3,940              -                (247)          73,162
Cost of Sales                                    49,386           3,071              -                (247)          52,210
Selling, General
 and Administrative expenses                     16,554             917            827                   -           18,298
                                            -----------     -----------     ----------         -----------      -----------
Operating Income (Loss)                           3,529             (48)          (827)                  -            2,654
Interest (Expense) Income - net
  Affiliates                                     (1,545)            (89)         1,634                   -                -
  Third party                                      (237)           (102)        (7,182)                  -           (7,521)
                                            -----------     -----------     ----------         -----------      -----------
Loss Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                        1,747            (239)        (6,375)                  -           (4,867)
Provision for Income Taxes                         (576)              -              -                   -             (576)
Equity in Earnings (Loss) of Subsidiaries          (226)              -            945                (719)               -
Minority Interest                                     -               -              -                  13               13
                                            -----------     -----------     ----------         -----------      -----------
Net Income (Loss)                           $       945     $      (239)    $   (5,430)        $      (706)     $    (5,430)
                                            ===========     ===========     ==========         ===========      ===========

                                                                 FOR THE THREE MONTHS ENDED JULY 31, 1999
                                            ---------------------------------------------------------------------------------------
                                                                           Consolidated
                                            MMH Holdings,                  MMH Holdings,
                                                Inc.        Eliminations       Inc.
                                            -------------   ------------   -------------

Revenues
   Net Sales                                $         -     $         -    $    72,709
   Other Income - net                                 -               -            453
                                            -----------     -----------    -----------
                                                      -               -         73,162
Cost of Sales                                         -               -         52,210
Selling, General
 and Administrative expenses                          -               -         18,298
                                            -----------     -----------    -----------
Operating Income (Loss)                               -               -          2,654
Interest (Expense) Income - net
  Affiliates                                          -               -              -
  Third party                                         -               -         (7,521)
                                            -----------     -----------    -----------
Loss Before Income Taxes,
  Equity in Earnings
(Loss) of Subsidiaries and Minority
  Interest                                            -               -         (4,867)
Provision for Income Taxes                            -               -           (576)
Equity in Earnings (Loss) of Subsidiaries        (5,430)          5,430              -
Minority Interest                                     -               -             13
                                            -----------     -----------    -----------
Net Income (Loss)                           $    (5,430)    $     5,430    $    (5,430)
                                            ===========     ===========    ===========


                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                     Non-                                             Consolidated
                                                  Guarantor       Guarantor     Morris Material                      Morris Material
                                                 Subsidiaries    Subsidiaries    Handling, Inc.     Eliminations     Handling, Inc.
                                                 ------------    ------------   ---------------     ------------     ---------------

Operating Activities
   Net income (Loss)                             $   (35,593)    $    (4,024)   $  (48,123)         $    39,617      $   (48,123)
   Add (deduct)-items not affecting cash
     provided by operating acitvities:
   DIP financing fees                                      -               -           950                    -              950
   Depreciation and amortization                       6,757             226            21                    -            7,004
   Amortization of debt finacing costs                     -               -         1,761                    -            1,761
   Equity in loss of subsidiaries                      3,782               -        35,593              (39,375)               -
   Gain on sale of business                                -               -        (6,380)                   -           (6,380)
   Impairment loss on long-lived assets               13,392           2,617             -                    -           16,009
   Loss on disposal of fixed assets                      830               -             -                    -              830
   Other                                                   -               -             -                 (242)            (242)
   Changes in working capital, excluding
     effects of acquisition opening
     balance sheets:
   Accounts receivable                                 4,205             978             -                    -            5,183
   Inventories                                         1,850             272             -                    -            2,122
   Other current assets                                 (831)            359           500                    -               28
   Trade accounts payable and bank
     overdrafts                                       (1,000)           (369)            -                    -           (1,369)
   Accrued interest                                        8               -        11,351                    -           11,359
   Other current liabilities                           1,670             (25)        2,236                    -            3,881
                                                 -----------     -----------    ----------          -----------      -----------
   Net cash provided by (used for)
     operating activities                             (4,930)             34        (2,091)                   -           (6,987)
                                                 -----------     -----------    ----------          -----------      -----------
Investment and Other Transactions
   Fixed asset additions - net                        (1,021)            (12)            -                    -           (1,033)
   Capitalized software                                 (890)              -             -                    -             (890)
   Net proceeds on divestiture of business             9,115               -             -                    -            9,115
   Other - net                                           328            (191)         (107)                   -               30
                                                 -----------     -----------    ----------          -----------      -----------
   Net cash used for investment and other
     transactions                                      7,532            (203)         (107)                   -            7,222
                                                 -----------     -----------    ----------          -----------      -----------
Financing Activites
   Changes in short-term debt and
     notes payable                                        34             (43)            -                    -               (9)
   Proceeds from DIP and Junior DIP
     borrowings                                            -               -        31,352                    -           31,352
   Repayment of DIP borrowings                             -               -          (100)                   -             (100)
   Proceeds from/(Repayments of)
     Revolving Credit Facility borrowings               (425)              -        (6,854)                   -           (7,279)
   Repayments of Term Loans                                -               -       (21,079)                   -          (21,079)
   Repayments of Acquisition Facility
     Line borrowings                                       -               -        (2,867)                   -           (2,867)
   Distribution to parent                             (3,752)            405         3,347                    -                -
   Repayments of long-term debt                         (117)              -             -                    -             (117)
   Payment of DIP financing fees                           -                          (950)                   -             (950)
   Payment of fees for amendment of
     Credit Facility                                       -               -          (226)                   -             (226)
                                                 -----------     -----------    ----------          -----------      -----------
   Net cash provided by (used for)
     financing activities                             (4,260)            362         2,623                    -           (1,275)
                                                 -----------     -----------    ----------          -----------      -----------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                  (81)            (23)            -                    -             (104)
                                                 -----------     -----------    ----------          -----------      -----------
Increase(Decrease) in Cash and Cash
   Equivalents                                        (1,739)            170           425                    -           (1,144)
Cash and Cash Equivalents
   Beginning of Period                                 2,325             104         1,500                    -            3,929
                                                 -----------     -----------    ----------          -----------      -----------
   End of Period                                 $       586     $       274    $    1,925          $         -      $     2,785
                                                 ===========     ===========    ==========          ===========      ===========

                                                                                Consolidated
                                                 MMH Holdings,                  MMH Holdings,
                                                     Inc.        Eliminations       Inc.
                                                 -------------   ------------   -------------

Operating Activities
   Net Income (Loss)                             $   (48,123)    $    48,123    $   (48,123)
   Add (deduct)-items not affecting cash
     provided by operating activities:
   DIP financing fees                                                                   950
   Depreciation and amortization                           -               -          7,004
   Amortization of debt financing costs                    -               -          1,761
   Equity in loss of subsidiaries                     48,123         (48,123)             -
   Gain on sale of business                                -               -         (6,380)
   Impairment loss on long-lived assets                    -               -         16,009
   Loss on disposal of fixed assets                        -               -            830
   Other                                                   -               -           (242)
   Changes in working capital, excluding
     effects of acquisition opening
     balance sheets:
   Accounts receivable                                     -               -          5,183
   Inventories                                             -               -          2,122
   Other current assets                                    -               -             28
   Trade accounts payable and bank overdrafts              -               -         (1,369)
   Accrued interest                                        -               -         11,359
   Other current liabilities                               -               -          3,881
                                                 -----------     -----------    -----------
   Net cash provided by (used for)
     operating activities                                  -               -         (6,987)
                                                 -----------     -----------    -----------
Investment and Other Transactions
   Fixed asset additions - net                             -               -         (1,033)
   Capitalized software                                    -               -           (890)
   Net proceeds on divestiture of busines                  -               -          9,115
   Other - net                                             -               -             30
                                                 -----------     -----------    -----------
   Net cash used for investment and other
     transactions                                          -               -          7,222
                                                 -----------     -----------    -----------
Financing Activites
   Changes in short-term debt and
     notes payable                                         -               -             (9)
   Proceeds from DIP and Junior DIP
     borrowings                                            -               -         31,352
   Repayment of DIP borrowings                             -               -           (100)
   Proceeds from/(Repayments of)
     Revolving Credit Facility borrowings                  -               -         (7,279)
   Repayments of Term Loans                                -               -        (21,079)
   Repayments of Acquisition Facility
     Line borrowings                                       -               -         (2,867)
   Distribution to parent                                  -               -              -
   Repayments of long-term debt                            -               -           (117)
   Payment of DIP financing fees                           -               -           (950)
   Payment of fees for amendment of
     Credit Facility                                       -               -           (226)
                                                 -----------     -----------    -----------
   Net cash provided by (used for)
     financing activities                                  -               -         (1,275)
                                                 -----------     -----------    -----------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -               -           (104)
                                                 -----------     -----------    -----------
Increase(Decrease) in Cash and Cash
   Equivalents                                             -               -         (1,144)
Cash and Cash Equivalents
   Beginning of Period                                     -               -          3,929
                                                 -----------     -----------    -----------
   End of Period                                           -               -          2,785
                                                 ===========     ===========    ===========


                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED JULY 31, 1999
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                     Non-                                             Consolidated
                                                Guarantor       Guarantor     Morris Material                      Morris Material
                                               Subsidiaries    Subsidiaries    Handling, Inc.     Eliminations     Handling, Inc.
                                               ------------    ------------   ---------------     ------------     ---------------

Operating Activities
   Net income (Loss)                           $    (3,756)    $      (496)   $  (21,326)         $     4,252      $   (21,326)
   Add (deduct)-items not affecting cash
     used for operating acitvities:
   Depreciation and amortization                     5,837             220             -                    -            6,057
   Amortization of debt financing costs                  -               -         1,603                    -            1,603
   Equity in loss of subsidiaries                      456               -         3,756               (4,212)               -
   Deferred income taxes - net                           -               -            41                    -               41
   Other                                                 -               -             -                  (40)             (40)
   Changes in working capital, excluding
     the effects of acquisition opening
     balance sheets:
   Accounts receivable                              17,410             802             -                    -           18,212
   Inventories                                         404            (370)            -                    -               34
   Other current assets                             (5,528)           (367)        2,133                    -           (3,762)
   Trade accounts payable and bank
     overdrafts                                    (10,075)           (437)            -                    -          (10,512)
   Accrued interest                                      -               -         4,243                    -            4,243
   Other current liabilities                       (10,358)            302         3,319                    -           (6,737)
                                               -----------     -----------    ----------          -----------      -----------
   Net cash provided by (used for)
     operating activities                           (5,610)           (346)       (6,231)                   -          (12,187)
                                               -----------     -----------    ----------          -----------      -----------
Investment and Other Transactions
   Fixed asset additions - net                      (3,921)            (91)            -                    -           (4,012)
   Capitalized software                             (2,196)              -             -                    -           (2,196)
   Acquisition of businesses - net of
     cash acquired                                  (5,070)              -                                              (5,070)
   Repayment of loans by senior management               -               -           (80)                   -              (80)
   Other - net                                        (841)            271             -                    -             (570)
                                               -----------     -----------    ----------          -----------      -----------
   Net cash (used for) provided by
     investment and other transactions             (12,028)            180           (80)                   -          (11,928)
                                               -----------     -----------    ----------          -----------      -----------
Financing Activites
   Changes in short-term debt and
     notes payable                                     (22)              -             -                    -              (22)
   (Repayments of)/Proceeds for Revolving
     Credit Facility borrowings                      7,171               -        16,887                    -           24,058
   Repayments of Term Loans                              -               -        (1,388)                               (1,388)
   Proceeds from Acquisition Facility
     Line borrowings                                     -               -         1,235                    -            1,235
   Distribution to parent                           10,334               -       (10,334)                   -                -
   Repayments of long-term debt                          -             (31)          (89)                   -             (120)
                                               -----------     -----------    ----------          -----------      -----------
   Net cash provided by (used for)
     financing activities                           17,483             (31)        6,311                    -           23,763
                                               -----------     -----------    ----------          -----------      -----------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                (13)            (16)            -                    -              (29)
                                               -----------     -----------    ----------          -----------      -----------
Increase(Decrease) in Cash and Cash
   Equivalents                                        (168)           (213)            -                    -             (381)
Cash and Cash Equivalents
   Beginning of Period                               2,214             320             -                    -            2,534
                                               -----------     -----------    ----------          -----------      -----------
   End of Period                               $     2,046     $       107    $        -          $         -      $     2,153
                                               ===========     ===========    ==========          ===========      ===========

                                                                                 Consolidated
                                                  MMH Holdings,                  MMH Holdings,
                                                      Inc.        Eliminations       Inc.
                                                  -------------   ------------   -------------

Operating Activities
   Net Income (Loss)                              $   (21,326)    $    21,326    $   (21,326)
   Add (deduct)-items not affecting cash
     used for operating activities:
   Depreciation and amortization                            -               -          6,057
   Amortization of debt financing costs                     -               -          1,603
   Equity in loss of subsidiaries                      21,326         (21,326)             -
   Deferred income taxes - net                              -               -             41
   Other                                                    -               -            (40)
   Changes in working capital, excluding
     the effects of acquisition opening
     balance sheets:
   Accounts receivable                                      -               -         18,212
   Inventories                                              -               -             34
   Other current assets                                     -               -         (3,762)
   Trade accounts payable and bank overdrafts               -               -        (10,512)
   Accrued interest                                         -               -          4,243
   Other current liabilities                                -               -         (6,737)
                                                  -----------     -----------    -----------
   Net cash provided by (used for)
     operating activities                                   -               -        (12,187)
                                                  -----------     -----------    -----------
Investment and Other Transactions
   Fixed asset additions - net                              -               -         (4,012)
   Capitalized software                                     -               -         (2,196)
   Acquisition of businesses - net of
     cash acquired                                          -               -         (5,070)
   Repayment of loans by senior management                   -               -            (80)
   Other - net                                              -               -           (570)
                                                  -----------     -----------    -----------
   Net cash used for investment and other
     transactions                                           -               -        (11,928)
                                                  -----------     -----------    -----------
Financing Activites
   Changes in short-term debt and
     notes payable                                          -               -            (22)
   (Repayments of)/Proceeds for Revolving
     Credit Facility borrowings                                                       24,058
   Repayments of Term Loans                                 -               -         (1,388)
   Proceeds from Acquisition Facility
     Line borrowings                                        -               -          1,235
   Distribution to parent                                                                  -
   Repayments of long-term debt                             -               -           (120)
                                                  -----------     -----------    -----------
   Net cash provided by (used for)
     financing activities                                   -               -         23,763
                                                  -----------     -----------    -----------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                     -               -            (29)
                                                  -----------     -----------    -----------
Increase(Decrease) in Cash and Cash
   Equivalents                                              -               -           (381)
Cash and Cash Equivalents
   Beginning of Period                                      -               -          2,534
                                                  -----------     -----------    -----------
   End of Period                                  $         -               -          2,153
                                                  ===========     ===========    ===========

Note 15 - Condensed Combined Financial Statements
-------------------------------------------------

The  following  condensed   combined/consolidating   financial   statements  are
presented in accordance with SOP 90-7:

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
            CONDENSED COMBINED/CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JULY 31, 2000

                                                        Combined         Combined
                                                       Entities in    Entities not in
                                                     Reorganization   Reorganization
                                                       Proceedings      Proceedings    Eliminations   Consolidated
                                                     --------------   ---------------  ------------   ------------

Revenues
  Equipment and Part Sales                            $ 103,201        $  56,218       $  (5,399)     $  154,020
  Service Sales                                          27,634           16,751             (16)         44,369
                                                      ---------        ---------       ---------      ----------
  Net sales                                             130,835           72,969          (5,415)        198,389
  Other income - net                                          -                -               -               -
                                                      ---------        ---------       ---------      ----------
                                                        130,835           72,969          (5,415)        198,389

Cost of Sales                                           101,339           59,715          (5,415)        155,639

Selling, General and Administrative Expenses             32,620           21,323               -          53,943

Impairment Loss on Long-Lived Assets                          -           16,009               -          16,009

Reorganization Items                                      5,198                -               -           5,198

                                                      ---------        ---------       ---------      ----------
     Operating Income (Loss)                             (8,322)         (24,078)              -         (32,400)

Gain on sale of business                                  6,380                -               -           6,380

Loss on disposal of fixed assets                           (830)               -               -            (830)

Interest Expense - net                                  (14,347)          (4,907)              -         (19,254)

                                                      ---------        ---------       ---------      ----------
Loss before Income Taxes and Minority Interest          (17,119)         (28,985)              -         (46,104)

Benefit (Provision) for Income Taxes                        (66)          (2,195)              -          (2,261)
Minority Interest                                             -                -             242             242
Equity in Income (Loss) of Subsidiaries                 (31,180)               -          31,180               -
                                                      ---------        ---------       ---------      ----------
     Net loss                                           (48,365)         (31,180)         31,422         (48,123)
                                                      =========        =========       =========      ==========


                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                 CONDENSED COMBINED/CONSOLIDATING BALANCE SHEET
                               AS OF JULY 31, 2000

                                                        Combined         Combined
                                                       Entities in    Entities not in
                                                     Reorganization   Reorganization
                                                       Proceedings      Proceedings    Eliminations   Consolidated
                                                     --------------   ---------------  ------------   ------------

ASSETS
Current Assets
  Cash and cash equivalents                           $     636        $   2,149       $       -      $    2,785
  Accounts receivable - net                              37,292           19,904               -          57,196
  Inventories                                            23,192           12,709               -          35,901
  Other current assets                                    3,761            2,071           1,734           7,566
                                                      ---------        ---------       ---------      ----------
                                                         64,881           36,833           1,734         103,448
                                                      ---------        ---------       ---------      ----------
Intercompany accounts receivable, net                   109,934                -        (109,934)              -
                                                      ---------        ---------       ---------      ----------
Property, Plant and Equipment - net                      18,800           17,129               -          35,929
                                                      ---------        ---------       ---------      ----------

Other Assets
  Goodwill                                               16,753            5,747               -          22,500
  Debt financing costs                                   14,781                -               -          14,781
  Investment in subsidiaries                             83,535           13,877         (97,412)              -
  Other                                                   5,905            3,663               -           9,568
                                                      ---------        ---------       ---------      ----------
                                                        120,974           23,287         (97,412)         46,849
                                                      ---------        ---------       ---------      ----------
                                                      $ 314,589        $  77,249       $(205,612)     $  186,226
                                                      =========        =========       ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
  Current Liabilities
  Current portion of long-term obligations            $       -        $     116       $       -      $      116
  Junior DIP Facility                                    31,252                -               -          31,252
  Bank overdrafts                                             -              998               -             998
  Trade accounts payable                                  5,124            7,986               -          13,110
  Advance payments and progress billings                  9,048            2,544               -          11,592
  Accrued warranties                                      1,212              653               -           1,865
  Accrued interest                                          753                9               -             762
  Income taxes payable                                        -            1,561               -           1,561
  Other current liabilities                               6,619            5,725               -          12,344
                                                      ---------        ---------       ---------      ----------
                                                         54,008           19,592               -          73,600
                                                      ---------        ---------       ---------      ----------

  Intercompany accounts payable, net                          -          108,200        (108,200)              -
  Other Long-Term Debt                                        -              624               -             624
  Other Long Term Liabilities                                 -              239               -             239
                                                      ---------        ---------       ---------      ----------
                                                         54,008          128,655        (108,200)         74,463
Liabilities Subject to Compromise                       295,483                -               -         295,483
Minority Interest                                             -                -              71              71
Manditorily Redeemable Preferred Stock                  118,642                -               -         118,642
Shareholders' Equity                                   (153,544)         (51,406)        (97,483)       (302,433)
                                                      ---------        ---------        ---------     ----------
                                                      $ 314,589        $  77,249       $(205,612)     $  186,226
                                                      =========        =========        =========     ==========


                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
             CONDENSED COMBINED/CONSOLIDATING STAEMENTS OF CASH FLOW
                               AS OF JULY 31, 2000

                                                        Combined         Combined
                                                       Entities in    Entities not in
                                                     Reorganization   Reorganization
                                                       Proceedings      Proceedings    Eliminations   Consolidated
                                                       -----------      -----------    ------------   ------------

Operating Activities
  Net Loss                                            $ (17,185)       $ (31,180)      $    242       $  (48,123)
  Add (deduct) - items not affecting cash
    provided by operating activities:
  DIP financing fees                                        950                -              -              950
  Depreciation and amortization                           3,749            3,255              -            7,004
  Amortization of debt financing costs                    1,761                -              -                -
  Deferred income taxes - net                                 -                -              -                -
  Gain on sale of business                               (6,380)               -              -           (6,380)
  Impairment loss on long-lived assets                        -           16,009              -           16,009
  Loss on disposal of fixed assets                          830                -              -              830
  Other                                                       -                -           (242)            (242)
Changes in working capital, excluding the
  effects of acquisition opening balance sheets:
  Accounts receivable                                      (250)           5,433              -            5,183
  Inventories                                               187            1,935              -            2,122
  Trade accounts payable and bank overdrafts              2,010           (3,379)             -           (1,369)
  Advance payments and progress billings                  4,379           (1,245)             -            3,134
  Accrued interest                                       11,350                9              -           11,359
  Other, net including intercompany balances             (8,722)           9,497              -              775
                                                      ---------        ---------       ---------      ----------
Net cash used for operating activities,
  including reorganization items                         (7,321)             334              -           (6,987)
                                                      ---------        ---------       ---------      ----------
Investment and Other Transactions
  Fixed asset additions - net                              (722)            (311)             -           (1,033)
  Capitalized software                                     (890)               -              -             (890)
  Acquisition of businesses - net of cash acquired            -                -              -                -
  Net proceeds on divestiture of business                 9,115                -              -            9,115
  Net Issuance of loans to senior management                  -                -              -                -
  Other - net                                                 5               25              -               30
                                                      ---------        ---------       ---------      ----------
Net cash provided by (used for) investment and
  other transactions                                      7,508             (286)             -            7,222
                                                      ---------        ---------       ---------      ----------

Financing Activities
  Changes in short-term debt and notes payable               34              (43)             -               (9)
  Proceeds from DIP and Junior DIP borrowings            31,352                -              -           31,352
  Repayments of DIP borrowings                             (100)               -              -             (100)
  Net (repayments of)/proceeds from Revolving
    Credit Facility borrowings                           (7,279)               -              -           (7,279)
  Repayment of Term Loans                               (21,079)               -              -          (21,079)
  Proceeds from/(repayments of) Acquisition
    Facility Line borrowings                             (2,867)               -              -           (2,867)
  Repayments of long-term debt                             (117)               -              -             (117)
  Payment of DIP financing fees                            (950)               -              -             (950)
  Payment of fees for amendment of Credit Facility         (226)               -              -             (226)
                                                      ---------        ---------       ---------      ----------
Net cash provided by (used for)financing activities      (1,232)             (43)             -           (1,275)
                                                      ---------        ---------       ---------      ----------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                            -             (104)             -             (104)
                                                      ---------        ---------       ---------      ----------
Increase (decrease) in Cash and Cash Equivalents         (1,045)             (99)             -           (1,144)
Cash and Cash Equivalents
  Beginning of Period                                     1,681            2,248              -            3,929
                                                      ---------        ---------       ---------      ----------
  End of Period                                       $     636        $   2,149       $      -       $    2,785
                                                      =========        =========       =========      ==========


                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                    (Debtors - in - Possession as of May 17, 2000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED PREVIOUSLY IN THIS DOCUMENT. THE COMPANY'S FISCAL YEAR ENDS OCTOBER 31. CONSEQUENTLY, ANY REFERENCE TO ANY PARTICULAR FISCAL YEAR MEANS THE FISCAL YEAR ENDED OCTOBER 31 OF SUCH YEAR. AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" REFERS TO HOLDINGS, MMH AND ITS SUBSIDIARIES.

GENERAL

On May 17, 2000, MMH Holdings, Inc. ("Holdings"), Morris Material Handling, Inc. and their domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. No trustee has been appointed. An official committee of unsecured creditors (the "Creditors' Committee") was appointed by the office of the United States Trustee on May 30, 2000. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims are reflected in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 5, Liabilities Subject to Compromise, and Note 9, Indebtedness.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including the authority to pay employee wages and maintain their employee benefit programs.

The Debtors have the exclusive right, pursuant to an order of the Bankruptcy Court, until December 15, 2000, to file a plan or plans of reorganization. Such period can be extended from time to time during the pendancy of the Debtors' bankruptcy cases at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If a debtor fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

The Bankruptcy Court set September 20, 2000 as the last date creditors could file proof of claims against the Debtors. There may be differences between the amounts recorded in the Debtors' schedules and financial statements and the amounts claimed by their respective creditors. Litigation may be required to resolve such disputes.

The Debtors will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note 4, Reorganization Items.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Debtors must be satisfied before shareholders of the Debtors can receive any distribution. The ultimate recovery to the Debtors' shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. The Debtors and their professional advisors are in the process of analyzing strategic alternatives and developing a plan of reorganization for the Debtors. Based on the Debtors' analysis of scheduled and filed claims and the valuation of the Company, a determination will be made as to the payment of claims and the distribution of value, if any, to the Debtors' shareholders.

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

The Company's consolidated financial statements have been presented in conformity with the AlCPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

The Company is an international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to an international full service provider with a significant emphasis on the higher margin aftermarket business. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.

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

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "Prepetition Credit Facility"). The

Prepetition Credit Facility includes $55.0 million of term loans (the "Term Loans"), a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility initially permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions. The Prepetition Credit Facility was amended on August 2, 1999. As amended, the Revolving Credit Facility provided $50.7 million of available borrowings ($10.0 million of which was required to be reserved for issuance of letters of credit), and the Acquisition Facility provided for $12.4 million of borrowings ($7.4 million of which was previously funded by the lenders under the Prepetition Credit Facility and $5.0 million of which was funded by indirect equity holders in Holdings) for acquisitions and general corporate purposes. No additional borrowings under the Acquisition Facility are available from lenders under the Prepetition Credit Facility. In connection with, and as a condition to, the lenders under the Prepetition Credit Facility entering into the August 2, 1999 Amendment to the Prepetition Credit Facility, certain of the current indirect equity holders in Holdings purchased, through Martin Crane L.L.C. ("Martin Crane"), a newly formed limited liability company, a $5.0 million participation in the Prepetition Credit Facility and received shares of non-voting common stock of Holdings, in consideration therefor. As a result, at July 31 2000, MHE Investments owned approximately 54.5% of the Holdings Common Stock, HarnCo owned approximately 15.6% of the Holdings Common Stock, institutional investors own approximately 4.9% of the Holdings Common Stock and Martin Crane owns approximately 25.0% of the Holdings Common Stock.

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates continued to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $11.2 million as of July 31,
2000). MMH accrued a fee of $167,260 for the first three quarters of 2000. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999. The Company accrued $2,856,000 of expenses for royalty fees in the period from March 30, 1999 to July 31, 2000, including $1,503,000 for the nine months ended July 31, 2000. The Company elected to defer the payment of the royalty fee for the period ended October 31, 1999 ($1,353,000), which was payable January 30, 2000, pursuant to the terms of the Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments.

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

CHAPTER 11 FILING. As discussed above, on May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility (which was subsequently reduced by agreement of the parties to $25 million) ("DIP Facility") and authorized the Debtors to use their collections in the operations of their business. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date is December 31, 2000. Cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The Junior DIP Facility is junior to the DIP Facility. At July 31, 2000, $31.3 million in borrowings are outstanding under the Junior DIP Facility and are classified as current obligations in the balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and senior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. The DIP Facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and the Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Immediately prior to the bankruptcy filings, the Company's UK subsidiary had a short-term bank credit line with an outstanding balance of $1.9 million. This credit line was converted to the Revolving Credit Facility borrowing in conjunction with the bankruptcy.

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

HII BANKRUPTCY PETITION. On June 7, 1999, (the "HII Petition Date") HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the HII Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other that may be affected by the HII Bankruptcy.

ACQUISITIONS AND DIVESTITURES

ACQUISITIONS - During the nine months ended July 31, 2000, the Company did not make any acquisitions. During the nine months ended July 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3.1 million, net of cash acquired, including approximately $1.0 million financed by the seller. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1.8 million is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005. During the nine months ended July 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. In addition, with respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1.4 million in the nine months ended July 31, 1999. Additionally, a payment of $100 was made in each of the nine month periods ended July 31, 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the nine months ended July 31, 1999 and accordingly, such information is not presented.

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


                                                             Supplemental Data
                                                           (Dollars in Millions)



                                Three months ended      Three months ended         Nine months ended         Nine months ended
                              ---------------------    --------------------     ----------------------    ----------------------
                                  July 31, 2000           July 31, 1999              July 31, 2000             July 31, 1999
                              ---------------------    --------------------     ----------------------    ----------------------
                                         Percent of              Percent of                 Percent of                Percent of
                                 $       net sales       $       net sales         $        net sales        $        net sales
                              -------    ----------    ------    ----------     -------     ----------    -------     ----------


Net Sales                     $  65.5     100.0%       $ 72.7     100.0%        $198.4       100.0%       $ 212.5      100.0%
Other income - net                  -         -            .5        .7%             -           -             .6         .3%
Cost of sales                    54.1      82.6%         52.2      71.8%         155.6        78.4%         157.3       74.0%
Selling, general and
    Administrative expenses      18.0      27.5%         18.3      25.2%          54.0        27.2%          53.6       25.2%
Impairment loss on
    Long-lived assets            16.0      24.4%            -         -           16.0         8.1%             -          -
Reorganization items              3.0       4.6%            -         -            5.2         2.6%             -          -
Operating income (loss)         (25.6)    -39.1%          2.7       3.7%         (32.4)      -16.3%           2.2        1.1%
Gain on sale of business            -         -             -         -            6.4         3.2%             -          -
Loss on Disposal of
   fixed assets                   (.8)     -1.2%            -         -            (.8)       -0.4%             -
Interest expense                 (3.9)     -5.9%         (7.5)    -10.3%         (19.2)       -9.7%         (21.9)     -10.3%
Minority interest                  .2        .3%            -         -             .2          .1%             -          -
Tax benefit (expense)             (.2)     -0.3%          (.6)     -0.8%          (2.3)       -1.2%          (1.6)       -.8%
Net loss                        (30.3)    -46.2%         (5.4)     -7.4%         (48.1)      -24.3%         (21.3)     -10.0%


NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

Net sales for the nine months ended July 31, 2000 decreased $14.1 million or 6.6% to $198.4 million from $212.5 million for the nine months ended July 31, 1999. The decrease in net sales was primarily caused by the following: (i) $4.5 million decrease in U.S. engineered crane sales due to a slowdown in new orders during the first three quarters of 2000; (ii) $1.2 million lower service sales in Australia; (iii) $4.9 million decrease in hoist sales in the United States and the United Kingdom and (iv) $2.4 million decrease in South African engineered crane sales where a large project was being performed during the same period in the prior year. In general, sales in the U.S. reflect the lower level of orders in recent months due to customers' apprehension regarding the financial stability of the Company. These decreases were partially offset by a $1.7 million increase in hoists for southeast Asia as that market begins to show renewed activity.

Cost of sales decreased to $155.6 million for the nine months ended July 31, 2000 compared to $157.3 million for the same period in fiscal 1999. Cost of sales increased as a percentage of net sales from 74.0% for the first three quarters of 1999 to 78.4% for the first three quarters of 2000 primarily due to lower selling prices in the engineered crane, hoist and service markets as a result of competitive pressures, as well as lower production volumes.

Selling, general and administrative expenses remained relatively stable from 1999 to 2000, increasing by $0.4 million or 0.1% to $54.0 million for the nine months ended July 31, 2000 from $53.6 million for the nine months ended July 31, 1999. The selling, general and adminstrative expenses for the nine months ended July 31, 2000 included (i) increased goodwill amortization due to the fiscal 1999 fourth quarter change in the amortization period for the goodwill related to the Company's international operations; (ii) additional expenses due to a fiscal 1999 acquisition in the second quarter of 1999; (iii) additional contract related costs associated with the port crane business in the United Kingdom; and
(iv) the write-off of accounts receivable due from a Malaysian joint venture. The nine month period ending July 31, 1999 also included $3.3 million of charges related to provisions for certain delinquent accounts receivable and changes in management (severance and recruiting costs).

Professional fees related to the restructuring of the Company's operations and capital structure for the nine months ended July 31, 2000 are included as a separate line item in the Condensed Statements of Operations and Comprehensive Loss entitled "Reorganization Items". It also includes fees paid relative to the DIP Facility financing and accrued retention plan costs. There are no similar expenses in the nine months ended July 31, 1999.

Operating results for the nine months ended July 31, 2000 also included an impairment loss on long-lived assets. Consistent with prior periods, the Company assessed the carrying value of goodwill at July 31, 2000. Such assessment included, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows, excluding interest, anticipated to be generated during the remaining amortization period of the goodwill to (b) the net carrying value of goodwill. Based upon the continued negative trends in the operating results of non-North American businesses and shortfalls in actual third quarter operating results compared with estimates developed during the second quarter, management concluded that future operating cash flows, excluding interest, did not support the recoverability of recorded goodwill over the remaining amortization period. Accordingly, the Company assessed the fair value of the related businesses and wrote-off the remaining unamortized goodwill balances related to its non-North American operations of approximately $16.0 million in the third quarter.

During the third quarter of 2000, the Company also recorded a loss of $0.8 million on the disposal of fixed assets. This loss relates to fixed assets of a distribution and service business that were written-off during the quarter.

Approximately $19.2 million in interest expense, including $1.8 million in amortization of related financing costs, was recorded in the first three quarters of 2000 compared to $21.9 million, including $1.6 million in amortization of related financing costs, in the first three quarters of 1999. As a result of the bankruptcy filings, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms have been confirmed. Interest due under the Prepetition Credit Facility is being paid by the Debtors as "adequate protection" pursuant to an order of the Bankruptcy Court. The total interest on prepetition debt that was not paid or charged to earnings for the period from May 17, 2000 to July 31, 2000 was $4.1 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims. The Company paid $6.9 million and $16.0 million of interest and commitment fees during the nine months ended July 31, 2000 and 1999, respectively.

Tax expense of $2.3 million recorded during the first nine months ended July 31, 2000 related primarily to the estimated tax recorded on the sale of the Brake Business in December 1999 and profitable operations in Canada.

The Company's backlog of orders at July 31, 2000 was approximately $78.5 million compared to $94.2 million at July 31, 1999. Bookings for the nine months ended July 31, 2000 were $199.5 million compared to $209.3 million during the nine months ended July 31, 1999. The overall backlog is lower primarily due to the completion of several large orders that were in backlog a year ago and the normal variability in booking patterns for highly engineered cranes. Bookings have also been negatively impacted by the Company's filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

Net sales for the three months ended July 31, 2000 ("Third Quarter 2000") decreased $7.2 million or 9.9% to $65.5 million from $72.7 million for the three months ended July 31, 1999 ("Third Quarter 1999"). The decrease in net sales was primarily caused by the following: (i) a decrease of $4.0 million in the sale of standard cranes in the U.S. reflecting the lower level of orders in recent months due to customers' apprehension regarding the financial stability of the Company; (ii) a decrease in service sales of $2.2 million in North America due to competitive pressures and turnover in service technicians; and (iii) a $1.4 million decrease in the sale of engineered cranes in the Company's international market. These decreases were partially offset by a $1.6 million increase in service sales in the U.S.

Cost of sales increased to $54.1 million in Third Quarter 2000 compared to $52.2 million for the Third Quarter 1999. Cost of sales increased as a percentage of net sales from 71.8% in Third Quarter 1999 to 82.6% in Third Quarter 2000 primarily due to lower selling prices in the engineered crane, hoist and service markets as a result of competitive pressures, lower production volumes, inventory adjustments related to the Company's Mexican operation, and increases in certain cost estimates related to orders in process at the Company's operation in the United Kingdom.

Selling, general and administrative expenses decreased $0.3 million or 1.6% to $18.0 million in Third Quarter 2000 from $18.3 million in Third Quarter 1999. The decrease is due mainly to savings that are being realized as a result of workforce reductions in the United States and the United Kingdom and other cost savings iniatives that have been implemented thoughout the Company. These savings were in part offset by $1.0 million in severance costs related to the workforce reductions and additional provisions for certain delinquent accounts receivable. The third quarter of 1999 included $0.4 million of special severance charges related to Company restructuring.

Professional fees related to the restructuring of the Company's operations and capital structure for the three months ended July 31, 2000 are included as a separate line item in the Condensed Statements of Operations and Comprehensive Loss entitled "Reorganization Items". It also includes fees paid relative to the DIP Facility financing and accrued retention plan costs. There are no similar expenses in the three months ended July 31, 1999.

Operating results for the three months ended July 31, 2000 also include the impairment loss on long-lived assets and the loss on disposal of fixed assets as previously discussed.

Approximately $3.9 million in interest expense, including $0.6 million in amortization of related financing costs, was recorded in Third Quarter 2000 compared to $7.5 million, including $0.6 million in amortization of related financing costs, in the Third Quarter 1999. As a result of the bankruptcy filings, as previously discussed, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms have been confirmed. Interest due under the Prepetition Credit Facility is being paid by the Debtors as "adequate protection" pursuant to an order of the Bankruptcy Court. The total interest on prepetition debt that was not paid or charged to earnings for the period from May 17, 2000 to July 31, 2000 was $4.1 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims. The Company paid $2.5 million and $2.2 million of interest and commitment fees during the Third Quarter 2000 and Third Quarter 1999, respectively.

Tax expense of $0.2 million recorded in the Third Quarter 2000 was the result of profitable operations in Canada.

The Company's backlog of orders at July 31, 2000 was approximately $78.5 million compared to $94.2 million at July 31, 1999. Bookings in Third Quarter 2000 were $65.8 million compared to $69.7 million in Third Quarter 1999. The overall backlog is lower primarily due to the completion of several large orders that were in backlog a year ago and the normal variability in booking patterns for highly engineered cranes. Bookings have also been negatively impacted by the Company's filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and timing of the payments under, percentage-of-completion long-term contracts, and more recently, also by the Company's financial condition, as vendors have shortened payment terms and, in some cases, required advance payments.

Net cash flow used for operating activities for the first three quarters of fiscal year 2000 and 1999, respectively, was $7.0 million and $12.2 million, respectively.

Net cash provided by investment and other transactions for the nine months ended July 31, 2000 was $7.2 million compared to net cash used for investment and other transactions of $11.9 million for the same period in 1999. During the first three quarters of 2000, $9.1 million of cash, net of transaction costs, was provided by the sale of the Canadian brake business. This was partially offset by $0.1 million of cash used for deferred payments on previous acquisitions. During the nine months ended July 31, 1999, $5.1 million was used for an acquisition related to the Company's distribution and service center network and payments made with respect to three earlier acquisitions. Additionally, capital expenditures decreased to $1.9 million during the nine months ended July 31, 2000 from $6.2 million during the nine months ended July 31, 1999. The fiscal year 2000 expenditures included computers and manufacturing equipment. The fiscal year 1999 expenditures included computers and upgrades, new operating system software, office and warehouse consolidations and manufacturing equipment.

Net cash used for financing activities was $1.3 million in the first three quarters of 2000 compared to net cash provided by financing activities of $23.8 million in the first three quarters of 1999. Net repayments, excluding amounts re-loaned under the Junior DIP Facility, during the nine months ended July 31, 2000 included $6.7 million under the Revolving Credit Facility in the United States and United Kingdom and $4.1 million of principal on the Term Loan A, Term Loan B, and Acquisition Facility, mainly from the net proceeds from the sale of the Canadian brake business.

The Company entered into several Amendments and Waivers under the Prepetition Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period to which the Waivers apply.

On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility ("DIP Facility") (which was subsequently reduced by agreement of the parties to $25 million) and authorized the Debtors to use their collections in the operations of their business. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date is December 31, 2000. Cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The Junior DIP Facility is junior to the DIP Facility. At July 31, 2000, $31.3 million in borrowings are outstanding under the Junior DIP Facility and are classified as current obligations in the July 31, 2000 balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and junior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. This DIP Facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000. Borrowings under the Junior DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 2.0% or, at the Debtors' option, LIBOR plus 3 1/2%. This Junior DIP Facility matures on the earlier of the initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000, or upon confirmation of a plan of reorganization.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Immediately prior to the bankruptcy filings, the Company's UK subsidiary had a short-term bank credit line with an outstanding balance of $1.9 million. This credit line was converted to the Revolving Credit Facility borrowing in conjunction with the bankruptcy.

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or result in, various restrictions on the Debtors' activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business.

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Debtors must be satisfied before shareholders of the Debtors can receive any distribution. The ultimate recovery to the Debtor's shareholders, if any, will not be determined until the end of the case when the fair value of the Debtor's assets is compared to the liabilities and claims against the Debtors. The Debtors and their professional advisors are in the process of analyzing strategic alternatives and developing a plan of reorganization for the Debtors. Based on the Debtor's analysis of scheduled and filed claims and the valuation of the Debtor, a determination will be made as to the payment of claims and the distribution of value, if any, to the Debtor's shareholders.

The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although management believes that no material adverse effects have occurred to date, disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees.

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with its bank lenders and representatives of the Creditors Committee concerning the possible restructuring of the Company's capital structure pursuant to a plan of reorganization, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful.

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

CAUTIONARY FACTORS

This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:

     o Liquidity Status and Chapter 11 Filing - The Company did not meet certain of the financial covenants under the Prepetition Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. On August 2, 1999, the Company entered into the Amendment which cured past financial covenant violations and reset financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.3 million have been issued.

     The Company entered into several Amendments and Waivers under the Prepetition Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period as to which the Waivers apply.

     On May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The full $35 million facility (which was reduced by agreement of the parties to $25 million) was approved by the Bankruptcy Court on June 15, 2000. This facility has an initial maturity date of December 1, 2000, which date, absent a default, shall be automatically extendable to June 1, 2001 if a sale of the Debtors shall not have been consummated prior to December 1, 2000.

     The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although management believes that no material adverse effects have occurred to date, disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees.

     As of the end of the third quarter of 2000, the Company had $309.7 million of indebtedness outstanding, including $93.8 million under the Prepetition Credit Facility, the DIP Facility and the Junior DIP Facility (including accrued interest) and $211.9 million evidenced by the Senior Notes (including accrued interest).

     The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with its bank lenders and representatives of the Creditors Committee concerning the possible restructuring of the Company's capital structure pursuant to a plan of reorganization, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful.

     POTENTIAL MATERIAL ADVSERSE EFFECT OF HII BANKRUPTCY - On June 7, 1999, HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the HII Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on one hand, and the Company and certain affiliates on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy.

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

     o RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS - The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Thailand, Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Singapore, Thailand, Australia and the United Kingdom) accounted for 37.1% and 39.8% of the Company's aggregate net sales for the six months ended July 31, 2000 and 1999, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

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

YEAR 2000 COMPLIANCE

The Company has not experienced any significant disruption in operations as a result of the Year 2000 issue, although there remains a potential for Year 2000 problems to occur after January 1, 2000. Management, however, believes that any potential problems would not have a significant impact on operations of the Company. All material information technology ("IT") and non-IT equipment, processes and software were compliant and resulted in no material Year 2000 issues through November 17, 2000.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

     On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($10.1 million based on exchange rates at July 31, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company and its United Kingdom subsidiary have initiated litigation in the Milwaukee County Circuit Court against Ace American Insurance Company, AON Risk Services, Inc. of Illinois, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, seeking additional insurance coverage for defense and indemnification obligations. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company's United Kingdom subsidiary is found liable for the claims and is unable to obtain insurance coverage therefor, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at July 31, 2000.

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

Item 2. Changes in Securities
        ---------------------

     Not applicable.

Item 3.  Defaults  upon  Senior  Securities
         ----------------------------------

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) Exhibits

          Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K

          The Registrants filed no reports on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                MMH HOLDINGS, INC.


     Date:  December 15, 2000                   /s/ David D. Smith
                                                -------------------
                                                David D. Smith
                                                Vice President  - Finance
                                                (Principal Financial Officer)



                                                 MORRIS MATERIAL HANDLING, INC.


     Date:  December 15, 2000                    /s/ David D. Smith
                                                 -------------------
                                                 David D. Smith
                                                 Vice President - Finance
                                                 (Principal Financial Officer)

EXHIBIT
NUMBER

  27.1           Financial Data Schedule

  27.2           Financial Data Schedule